Form 10-Q
period 2004-09-30
CARRAMERICA REALTY OPERATING PARTNERSHIP LP
filed 2004-11-04
CIK 1284410

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED September 30, 2004

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

Number of partnership units outstanding

as of October 25, 2004: 54,462,427 units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Index

		Page
Part I: Financial Information

Item 1.	Financial Statements

	Consolidated balance sheets of CarrAmerica Realty Operating Partnership, L.P. and subsidiaries as of September 30, 2004 (unaudited) and December 31, 2003	4

	Consolidated statements of operations of CarrAmerica Realty Operating Partnership, L.P. and subsidiaries for the three and nine months ended September 30, 2004 and 2003 (unaudited)	5

	Consolidated statements of cash flows of CarrAmerica Realty Operating Partnership, L.P. and subsidiaries for the nine months ended September 30, 2004 and 2003 (unaudited)	6

	Notes to consolidated financial statements (unaudited)	7-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36-37

Item 4.	Controls and Procedures	37

Part II: Other Information

Item 1.	Legal Proceedings	37-38

Item 6.	Exhibits	38

Part I

Item 1. Financial Information

The information furnished in our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

(In thousands)	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Rental property:
Land	$765,637	$690,410
Buildings	2,020,468	1,974,347
Tenant improvements	436,279	420,533
Furniture, fixtures and equipment	50,008	48,216

	3,272,392	3,133,506
Less: Accumulated depreciation	(730,733)	(692,901)

Total rental property	2,541,659	2,440,605

Land held for development or sale	41,623	41,284
Assets related to properties held for sale	—	10,626
Cash and cash equivalents	3,196	4,299
Restricted deposits	3,956	2,549
Accounts and notes receivable, net	33,876	17,829
Investments in unconsolidated entities	153,317	137,604
Accrued straight-line rents	83,037	84,552
Tenant leasing costs, net	51,407	51,547
Prepaid expenses and other assets, net	66,095	45,123

	$2,978,166	$2,836,018

Liabilities, Minority Interest, and Partners’ Capital

Liabilities:
Mortgages and notes payable, net	$1,867,817	$1,727,648
Note payable to affiliate	4,775	—
Accounts payable and accrued expenses	92,923	95,586
Rent received in advance and security deposits	31,895	34,757

Total liabilities	1,997,410	1,857,991

Minority interest	63,371	70,456

Partners’ Capital:
Preferred units	201,250	201,250
Common units
General partner	7,159	7,064
Limited partners	708,749	699,257
Accumulated other comprehensive income - Unrealized gains on available-for-sale securities	227	—

Total partners’ capital	917,385	907,571

Commitments and contingencies
	$2,978,166	$2,836,018

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2004 and 2003

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003
	(unaudited)		(unaudited)
Operating revenues:
Rental revenue:
Base rent	$99,458	$94,459	$293,112	$285,073
Recoveries from tenants	14,529	15,292	41,187	45,038
Parking and other tenant charges	4,146	3,629	14,625	14,856

Total rental revenue	118,133	113,380	348,924	344,967
Real estate service revenue	6,234	6,518	17,001	19,551

Total operating revenues	124,367	119,898	365,925	364,518

Operating expenses:
Property expenses:
Operating expenses	30,751	32,255	89,348	90,431
Real estate taxes	10,076	8,338	30,861	29,777
General and administrative	10,304	10,028	31,334	30,971
Depreciation and amortization	33,366	30,414	95,205	90,343

Total operating expenses	84,497	81,035	246,748	241,522

Real estate operating income	39,870	38,863	119,177	122,996

Other (expense) income:
Interest expense	(28,362)	(25,880)	(82,538)	(77,788)
Obligations under lease guarantees	—	(811)	—	(811)
Equity in earnings of unconsolidated entities	3,644	1,772	7,391	4,957
Interest income and other income (expense), net	505	(96)	1,729	95

Net other expense	(24,213)	(25,015)	(73,418)	(73,547)

Income from continuing operations before income taxes, minority interest and (loss) gain on sale of properties	15,657	13,848	45,759	49,449
Income taxes	19	(63)	(135)	(435)
Minority interest	(2,192)	(2,616)	(6,357)	(8,385)
Impairment loss on real estate	—	—	—	(2,701)
Gain (loss) on sale of properties	—	120	(58)	3,365

Income from continuing operations	13,484	11,289	39,209	41,293
Discontinued operations - Net operations of sold properties	4,268	2,663	7,714	8,459
Discontinued operations - Gain on sale of properties	19,804	10,035	19,870	10,035

Net income	37,556	23,987	66,793	59,787

Less: Distributions on preferred and unvested restricted units and issuance cost of redeemed preferred units	(3,931)	(4,639)	(11,794)	(15,996)

Net income available to general and limited partners	$33,625	$19,348	$54,999	$43,791

Net income attributable to general partner	$336	$193	$550	$438

Net income attributable to limited partners	$33,289	$19,155	$54,449	$43,353

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003

(In thousands)	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income	$66,793	$59,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,882	98,341
Minority interest	6,357	8,385
Equity in earnings of unconsolidated entities	(7,391)	(4,957)
Gain on sale of properties	58	(3,365)
Gain on sale of properties - discontinued operations	(19,870)	(10,035)
(Gain) loss on sale of residential property	(326)	263
Impairment loss on real estate	—	2,701
Obligations under lease guarantees	—	811
Provision for uncollectible accounts	444	3,455
Equity-based compensation	2,538	2,937
Other	2,362	(163)
Changes in assets and liabilities:
Decrease in accounts receivable	4,847	7,423
Increase in accrued straight-line rents	(4,753)	(5,922)
Additions to tenant leasing costs	(10,052)	(13,664)
Increase in prepaid expenses and other assets	(4,534)	(10,375)
Decrease in accounts payable and accrued expenses	(19,785)	(13,642)
Decrease in rent received in advance and security deposits	(1,679)	(358)

Total adjustments	48,098	61,835

Net cash provided by operating activities	114,891	121,622

Cash flows from investing activities:
Rental property additions	(6,280)	(9,735)
Additions to tenant improvements	(36,707)	(22,042)
Additions to land held for development or sale and construction in progress	(3,217)	(14,664)
Rental property acquisitions	(320,379)	(51,100)
Issuance of notes receivable	(13,164)	(3,031)
Distributions from unconsolidated entities	5,389	13,603
Investments in unconsolidated entities	(13,936)	(14,350)
Acquisition of minority interest	(4,406)	(1,880)
(Increase) decrease in restricted deposits	(1,407)	761
Proceeds from sale of residential property	2,727	402
Proceeds from sales of properties	201,702	38,817

Net cash used in investing activities	(189,678)	(63,219)

Cash flows from financing activities:
Repurchase of common units	—	(7,858)
Repurchase of preferred units	—	(58,270)
Issuance of common units	34,881	10,373
Proceeds from the issuance of preferred units	—	195,070
Repayment of unsecured notes	(150,000)	—
Proceeds from issuance of unsecured notes, net of issuance costs	419,967	—
Net repayments on unsecured credit facility	(100,500)	(45,000)
Repayments of mortgages payable	(30,043)	(49,112)
Distributions to partners and minority interests	(100,621)	(101,359)

Net cash provided by (used in) financing activities	73,684	(56,156)

Increase (decrease) in cash and cash equivalents	(1,103)	2,247
Cash and cash equivalents, beginning of the period	4,299	5,238

Cash and cash equivalents, end of the period	$3,196	$7,485

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $457 and $1,293 for the nine months ended September 30, 2004 and 2003, respectively)	$90,399	$90,656

Income tax payments, net	$870	$388

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

We were formed on March 17, 2004 by CarrAmerica Realty Corporation (“CarrAmerica”), a fully integrated, self-managed and publicly traded real estate investment trust (“REIT”). CarrAmerica formed us for the purpose of restructuring the manner in which CarrAmerica holds its assets by converting to an umbrella partnership real estate investment trust or UPREIT structure. On June 30, 2004, in connection with this conversion, CarrAmerica contributed substantially all of its assets to us in exchange for common and preferred partnership units and our assumption of substantially all of CarrAmerica’s liabilities. CarrAmerica now conducts and intends to continue to conduct its activities through us. We are managed by CarrAmerica as our sole general partner. As general partner, CarrAmerica generally has the exclusive power under the partnership agreement to manage and conduct our business, subject to certain limited approval and voting rights of the other limited partners. CarrAmerica and its wholly owned subsidiary, CarrAmerica OP, LLC, a Delaware limited liability company, also own units of common limited partnership interest in us. The number of common units they hold is at all times equal to the number of shares of common stock of CarrAmerica outstanding (54,455,442 at September 30, 2004) and represented 100% of our outstanding common units. In connection with the UPREIT conversion, we also issued to CarrAmerica 8,050,000 Series E Cumulative Redeemable Preferred Partnership Units with terms that are substantially the same as the economic terms of CarrAmerica’s Series E preferred stock. These preferred units represented 100% of our outstanding preferred units at September 30, 2004.

Under the terms of the partnership agreement, whenever CarrAmerica issues shares or other equity interests, it will contribute any net proceeds to us and we will issue an equivalent number of units to CarrAmerica. In addition, we are required to reimburse CarrAmerica for any expenses it incurs in connection with our ownership and operation. Distributions are based on available cash and are made at the sole discretion of CarrAmerica as general partner. It is anticipated that distributions to CarrAmerica will be at least sufficient to pay dividends on its common stock at a level that will enable it to maintain its REIT status and avoid any income or excise tax liability. Net earnings and losses are allocated to the holders of common units based on their ownership interests.

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

(d)	Derivative Financial Instruments and Hedging

On May 8, 2002, we entered into interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We received interest at a fixed rate of 7.2% and paid interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps matured at the same time the notes were due. The swaps qualified as fair value hedges for accounting purposes. We recognized reductions in interest expense for the nine months ended September 30, 2004 of approximately $1.9 million and for the three and nine months ended September 30, 2003 of approximately $1.2 million and $3.7 million, respectively, related to the swaps. The notes were repaid upon maturity on July 1, 2004 and the related interest rate swap agreements expired.

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman, Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of September 30, 2004, the fair value of the interest rate swaps was a receivable of approximately $0.8 million. We recognized reductions in interest expense for the three months ended September 30, 2004 and 2003 of approximately $0.6 million and $1.1 million, respectively, related to the swaps. We recognized reductions in interest expense for nine months ended September 30, 2004 and 2003 of approximately $2.4 million and $3.4 million, respectively, related to the swaps. As of September 30, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.40%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. We receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of September 30, 2004, the fair value of the interest rate swaps was a payable of approximately $(2.7) million. We recognized a reduction in interest expense for the three and nine months ended September 30, 2004 of approximately $0.4 million and $0.6 million, respectively, related to the swaps. As of September 30, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 2.80%.

On August 10, 2004, we entered into interest rate lock agreements with a notional amount of $150.0 million with JP Morgan, Goldman Sachs and Morgan Stanley in anticipation of our $200.0 million senior

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

unsecured bond offering. We settled the interest rate locks on August 20, 2004 and paid $0.6 million to the counterparties. The interest rate locks qualified as cash flow hedges and are being amortized to interest expense over the life of our senior unsecured notes due in 2011. During the three and nine months ended September 30, 2004, the impact of the interest rate locks on interest expense was not material.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75%. These interest rate caps expired in September 2004.

In December 2003, we purchased an interest rate cap with a notional amount of $100.0 million and LIBOR capped at 8.0% which expires in January 2005. As of September 30, 2004, the fair market value of this interest rate cap was not material.

(e)	Stock/Unit Compensation Plans

CarrAmerica has several equity-based compensation plans. Through 2002, we applied the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for these plans. Under this method, we recorded compensation expense for awards of stock, options or units to employees only if the market price of the unit or stock on the grant date exceeded the amount the employee was required to pay to acquire the unit or stock. Effective January 1, 2003, we adopted the fair value based method of accounting for stock-based compensation costs. We elected to use the prospective method of transition to the fair value method provided in SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and, accordingly, the method is being applied for all employee stock compensation awards granted, modified or settled on or after January 1, 2003.

The following table summarizes pro forma effects on net income if the fair value method had been used to account for all stock-based compensation awards made between 1995 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003
Net income as reported	$37,556	$23,987	$66,793	$59,787
Stock-based compensation cost from stock option plans included in net income	38	47	114	104
Stock-based compensation cost from restricted stock plan included in net income	738	522	2,424	2,833
Fair value of stock-based compensation	(1,059)	(1,142)	(3,380)	(4,656)

Pro forma net income	$37,273	$23,414	$65,951	$58,068

(f)	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period’s presentation.

(g)	Other Comprehensive Income

We hold stock warrants which we obtained from a former tenant in settlement of its lease obligations. The unrealized gain or loss on these securities is an item of other comprehensive income.

Comprehensive income is summarized as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$37,556	$23,987	$66,793	$59,787
Item of comprehensive income - Unrealized gain on securities	2	—	227	—

Comprehensive income	$37,558	$23,987	$67,020	$59,787

(2)	Gain on Sale of Properties and Discontinued Operations

The tables below summarize property sales for the nine months ended September 30, 2004 and 2003:

2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills	Mar-04	166,149	10,512	66
Atlanta Portfolio*	Sep-04	1,696,757	191,190	19,804

*	15 operating office buildings located in Atlanta, Georgia. The properties were Glenridge, Holcomb Place, Midori, Parkwood, Summit, Spalding Ridge, 2400 Lake Park Dr., 680 Engineering Dr., Embassy Row, Waterford and Forum.

2003
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Wateridge	May-03	62,194	9,277	3,571
Katella	Aug-03	80,609	10,138	3,627
Pacificare	Sep-03	104,377	14,485	6,380
Lakewood	Sep-03	80,816	4,621	48

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the three months ended September 30, 2004, we disposed of 15 office buildings in Atlanta, Georgia, exiting that market. The gain on this sale and the operating results of these properties are classified as discontinued operations as we have no continuing involvement with the properties after the sale. We recognized a gain of $19.8 million. During the three months ended September 30, 2003 we disposed of three operating properties, recognizing a gain of $10.2 million, $10.0 million of which is classified as discontinued operations. We continued to manage the Lakewood property under a management agreement and the gain on this sale and the operating results of the property were not classified as discontinued operations due to our continuing involvement. We had no continuing involvement with the Katella and Pacificare properties and, accordingly, the gains on these sales and the operating results of the properties were classified as discontinued operations.

During the nine months ended September 30, 2004, we disposed of 15 office buildings in Atlanta, Georgia, exiting that market and our Tower of the Hills property. The gains on these sales and the operating results of these properties are classified as discontinued operations as we have no continuing involvement with the properties after the sale. We recognized gains of $19.9 million. We had previously recognized an impairment loss of $3.0 million on Tower of the Hills in the fourth quarter of 2003. During the nine months ended September 30, 2003, we disposed of four operating properties, recognizing gains of $13.4 million, $10.0 million of which was classified as discontinued operations. We continued to manage two properties (Wateridge and Lakewood) under management agreements and the gain on these sales and the operating results of these properties were not classified as discontinued operations due to our continuing involvement. We had no continuing involvement with the Katella

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

and Pacificare properties and, accordingly, the gains on these sales and the operating results of the properties were classified as discontinued operations. We also recognized an impairment loss of $2.7 million on the Lakewood property in the second quarter of 2003 as its estimated fair market value less costs to sell was less than its carrying amount.

As stated above, the operating results of our Tower of the Hills, Pacificare and Katella properties and our Atlanta portfolio are classified as discontinued operations. The operating results of a property we sold in November 2003 (Century Springs) with which we had no continuing involvement after the sale, is also classified as discontinued operations. Operating results of the properties classified as discontinued operations are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2004	2003	2004	2003
Revenue	$7,023	$8,694	$21,294	$27,586
Property expenses	2,750	3,467	8,903	11,129
Depreciation and amortization	5	2,564	4,677	7,998

Net operations of properties sold or held for sale	$4,268	$2,663	$7,714	$8,459

Number of buildings included in discontinued operations	15	20	17	20

(3)	Acquisitions

During 2004, we acquired five operating properties (11 buildings) from third parties. These properties have approximately 1.2 million rentable square feet and the net purchase cost was approximately $320.4 million. The table below details our 2004 acquisition.

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Cost (000)
Commonwealth Tower	Washington DC	Jun-04	1	345,000	$130,593
CNB	Washington DC	Aug-04	1	205,869	85,044
Corporate Technology Centre	San Francisco, CA	Jul-04	2	176,280	25,604
Corporate Technology Centre	San Francisco, CA	Sep-04	5	331,950	43,594
Corporate Plaza II	San Diego, CA	Sep-04	2	116,166	35,544

The aggregate purchase cost of property acquired in 2004 was allocated as follows:

(In thousands)
Land	$103,357
In-place lease intangibles	21,676
Building and tenant improvements	201,634
Deferred revenue and other	(6,288)

$320,379

In September 2004, we invested $13.1 million in a joint venture with JPMorgan Fleming Asset Management which acquired two buildings containing 361,000 rentable square feet in Dallas, Texas for $66.3 million. In October 2004, the venture bought an additional building for approximately $5.6 million. We own a 20% interest in the joint venture.

(4)	Mortgages and Notes Payable

On June 30, 2004, we entered into a new $500.0 million, three year unsecured revolving credit facility with

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

JPMorgan Chase Bank as administrative agent for a syndicate of banks. The facility replaced and was used to repay all amounts outstanding under our previous unsecured senior credit facility. We may increase the facility to $700.0 million by our request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at our option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 2.49% as of September 30, 2004. As of September 30, 2004, $143.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and we had $321.1 million available for borrowing.

Our unsecured credit facility contains financial and other covenants with which we must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense of at least 2 to 1;

•	A minimum ratio of annual EBITDA to fixed charges of at least 1.5 to 1;

•	A maximum ratio of aggregate unsecured debt to tangible fair market value of our unencumbered assets of 60%;

•	A maximum ratio of total secured debt to tangible fair market value of 30%;

•	A maximum ratio of total debt to tangible fair market value of our assets of 55%; and

•	Restrictions on our ability to make dividend distributions in excess of 90% of funds from operations or the minimum amount necessary to enable CarrAmerica to maintain its status as a REIT.

Our unsecured credit facility is guaranteed by CarrAmerica and CarrAmerica Realty, L.P., one of our subsidiaries.

We issued $225.0 million principal amount of senior unsecured notes in March 2004 with net proceeds of approximately $222.7 million. The notes bear interest at 3.625% per annum payable semi-annually beginning October 1, 2004. The notes mature on April 1, 2009. We used the proceeds from the notes to pay down our unsecured credit facility.

We issued $200.0 million principal amount of senior unsecured notes in August 2004 with net proceeds of approximately $197.2 million. The notes bear interest at 5.125% per annum payable semi-annually beginning March 1, 2005. The notes mature on September 1, 2011. We used the proceeds from the notes to pay down our unsecured credit facility.

$150.0 million of senior unsecured notes matured on July 1, 2004 and were repaid on that date using borrowings from our unsecured credit facility.

All of the notes are unconditionally guaranteed CarrAmerica Realty, L.P. and our $200.0 million principal amount of senior unsecured notes issued in August 2004 are also guaranteed by CarrAmerica.

We repaid $30.0 million of fixed rate mortgage debt in the first nine months of 2004 and converted $19.7 million of mortgages to notes payable secured by letters of credit.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(5)	Guarantees

Our obligations under guarantee agreements at September 30, 2004 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Apr-05	$40,000,000	$—
Loan[2]	Atlantic Building	Mar-07	25,000,000	160,000
Completion[3]	Atlantic Building	Mar-07	77,857,000	250,000
Loan[4]	Shakespeare Theatre	Dec-04	16,500,000	175,000
Indemnification[5]	HQ Global		unknown	—
Loan[6]	Square 320	Mar-05	16,070,000	135,000

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guarantee to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
3.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
4.	Represents a payment guarantee on a third party project for which we are the developer. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
5.	See Part II, Item 1: Legal Proceedings for further discussion.
6.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.

(6)	Preferred and Common Units

Under the partnership agreement, if CarrAmerica purchases or redeems its preferred or common shares, we are required to reimburse it for the purchase price paid and any expenses incurred and to cancel an equivalent number of units.

On March 18, 2003, CarrAmerica redeemed 2,000,000 shares of its Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share plus accrued and unpaid dividends for the period from March 1, 2003 through and including the redemption date, without interest. This resulted in a cash expenditure of approximately $50.2 million in March 2003. Including this redemption, for the nine months ended September 30, 2003, CarrAmerica repurchased or redeemed 2,331,670 shares of its preferred stock for approximately $58.3 million, excluding accrued and unpaid dividends.

On September 25, 2003, CarrAmerica issued 8,050,000 shares of 7.5% Series E cumulative preferred stock with net proceeds of $195.1 million. These shares are not redeemable before September 25, 2008 unless redemption is necessary to maintain CarrAmerica’s status as a REIT.

During the first nine months of 2003, CarrAmerica repurchased 322,600 shares of its common stock for approximately $7.9 million.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(7)	Segment Information

Our only reportable operating segment is real estate property operations. Other business activities and operating segments that are not reportable are included in other operations. The performance measure we use to assess results for real estate property operations is property operating income. We define property operating income as total property operating revenue less property expenses, which includes property operating expenses (other than depreciation and amortization) and real estate taxes. We believe that the presentation of property operating income is helpful to investors as a measure of operating performance of our office properties because it excludes items that do not relate to or are not indicative of the operating performance of the properties (including interest and depreciation and amortization) and which can make periodic comparisons of operating performance more difficult. The real estate property operations segment includes the operation and management of consolidated rental properties including those classified as discontinued operations. The accounting policies of the segments are the same as those described in note 1.

Operating results of our reportable segment and our other operations for the three and nine months ended September 30, 2004 and 2003 are summarized as follows:

	For the three months ended September 30, 2004
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassifications - Discontinued Operations	Total
Revenue	$125.2	$6.2	$(7.0)	$124.4
Segment expense	43.6	10.3	(2.8)	51.1

Property/Segment operating income (loss)	81.6	(4.1)	(4.2)	73.3

Depreciation expense				33.4

Operating income				39.9
Interest expense				(28.4)
Interest income and other income (expense), net				4.2
Minority interest and taxes				(2.2)
Discontinued operations - Net operations of properties sold				4.3
Discontinued operations - Gain on sold properties				19.8

Net income				$37.6

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the three months ended September 30, 2003
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$122.1	$6.5	$(8.7)	$119.9
Segment expense	44.1	10.0	(3.5)	50.6

Property/Segment operating income (loss)	78.0	(3.5)	(5.2)	69.3

Depreciation expense				30.4

Operating income				38.9
Interest expense				(25.9)
Interest income and other income (expense), net				0.9
Gain on sale of properties				0.1
Minority interest and taxes				(2.7)
Discontinued operations - Net operations of properties sold				2.7
Discontinued operations - Gain on sold properties				10.0

Net income				$24.0

	For the nine months ended September 30, 2004
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$370.2	$17.0	$(21.3)	$365.9
Segment expense	129.1	31.3	(8.9)	151.5

Property/Segment operating income (loss)	241.1	(14.3)	(12.4)	214.4

Depreciation expense				95.2

Operating income				119.2
Interest expense				(82.5)
Interest income and other income (expense), net				9.1
Loss on sale of properties				(0.1)
Minority interest and taxes				(6.5)
Discontinued operations - Net operations of properties sold				7.7
Discontinued operations - Gain on properties sold				19.9

Net income				$66.8

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended September 30, 2003
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$372.5	$19.6	$(27.6)	$364.5
Segment expense	131.3	31.0	(11.1)	151.2

Property/Segment operating income (loss)	241.2	(11.4)	(16.5)	213.3

Depreciation expense				90.3

Operating income				123.0
Interest expense				(77.8)
Interest income and other income (expense), net				4.3
Gain on sale of properties and impairment loss on real estate, net				0.7
Minority interest and taxes				(8.8)
Discontinued operations - Net operations of properties sold				8.4
Discontinued operations - Gain on sold properties				10.0

Net income				$59.8

(8)	HQ Global Workplaces, Inc.

In 1997, we began making investments in HQ Global Workplaces, Inc. (“HQ Global”), a provider of executive office suites. During 1997 and 1998, to assist HQ Global as it grew its business, we provided guarantees of HQ Global’s performance under four office leases. On March 13, 2002, HQ Global filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. In the course of the bankruptcy proceedings, which were concluded in September 2003, HQ Global rejected two of these four leases. One lease was for approximately 22,000 square feet of space at two adjacent buildings in San Jose, California. Our liability under this guarantee was limited to approximately $2.0 million. We reached agreement with the landlord of this lease under which we paid $1.75 million in full satisfaction of the guarantee in January 2003. We recognized this expense in 2002.

The second lease rejected by HQ Global was a sublease for approximately 26,000 square feet of space in downtown Manhattan. In June 2002, we received a demand for payment of the full amount of the guarantee. We joined with HQ Global in filing suit on July 24, 2002 in HQ Global’s bankruptcy proceedings asking the bankruptcy court to declare that, due to the surrender of the premises by HQ Global and the deemed acceptance by the landlord under the sublease of that surrender by virtue of its use of the premises, the lease was terminated by the landlord under the sublease not later than February 28, 2003. In light of our defenses and the uncertainty of these proceedings, we did not accrue any expense related to the guarantee. However, on September 16, 2003, the bankruptcy court ruled that HQ Global did not effectively surrender the premises under the sublease and that the landlord under the sublease therefore could not be deemed to have accepted a surrender. In October 2003, we entered into a tentative settlement agreement with the landlord under the sublease, agreeing to pay $5.4 million in cash in one payment. We accrued a provision for loss for this settlement in the third quarter of 2003 and paid it in the fourth quarter of 2003.

One of the guaranteed leases that was not rejected by HQ Global runs though January 2013, and is for approximately 19,000 square feet of space in San Mateo, California. In the second quarter of 2002, we accrued a provision for loss under this guarantee of $6.9 million based on the assumption that HQ Global would reject this lease and based on our estimates of the mitigated damages that would be incurred under the lease. In January 2003, HQ Global assigned its interest as a tenant in this lease to us and we in turn subleased the space back to HQ Global at current market rates together with the right to participate in a portion of HQ Global’s future profits, if any, generated by its operations in the space. These agreements were subject to approval by the bankruptcy court and would have been enforceable only if HQ Global successfully reorganized and emerged from bankruptcy proceedings. On September 15, 2003, HQ Global’s plan of reorganization was approved by the bankruptcy court. Based on HQ Global’s reorganization plan being approved and HQ Global’s operating performance in the space, we reevaluated our estimated loss related to the guarantee and reduced our provision for loss under this guarantee by $4.6 million in the third quarter of 2003 to $2.3 million.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(9)	Supplemental Cash Flow Information

We acquired $3.1 million of minority interest units which were redeemed for shares of CarrAmerica’s common stock during the nine months ended September 30, 2004.

Our employees converted approximately $1.4 million in restricted units to 58,683 shares of CarrAmerica’s common stock during the nine months ended September 30, 2003.

(10)	Subsequent Event

On October 22, 2004, a joint venture in which we own 50% interest disposed of its operating property. We realized a gain of approximately $20.2 million from the sale.

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

As a result of the weak economic climate over the last several years, the office real estate markets were materially affected. The contraction of office workforces reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. To date in 2004, the positive trend of reduced vacancy rates and positive net absorption has continued in most of our markets. As a result of improved job growth, leasing activity is up significantly, and we believe that rental rates have stabilized in most of our markets. However, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in rental economics for the next twelve months in most markets. In several of the healthier markets, such as Washington, D.C. and southern California, rental rate increases are beginning to occur.

Due to the improving market conditions described above and the elimination of most of our poor credit quality tenants through lease defaults and terminations in 2002, 2003 and the first half of 2004, we believe that our average occupancy in most markets has stabilized in the second half of 2004. The occupancy in our portfolio of operating properties decreased to 87.0% at September 30, 2004 compared to 87.8% at December 31, 2003 and 88.5% at September 30, 2003. If demand continues to improve in 2005, we expect that our overall portfolio average occupancy may begin to climb. While our average occupancy has declined over 2003, much of that decline in average occupancy related to lease terminations. In connection with terminating tenants in 2004, we have earned $6.6 million of termination fees through September 30, 2004. These fees are non-recurring in nature and while we expect we will earn modest termination fees in 2005, we expect that termination fees in 2005 as compared to 2004 will be substantially lower.

Rental rates on space that was re-leased in 2004 decreased an average of 18.6% in comparison to rates that were in effect under expiring leases. While market rental rates have stabilized in most of our markets, rental rates on in-place leases in certain markets remain significantly above current market rental rates. We estimate that market rental rates on leased space expiring in 2005 will be, on average, approximately 8%-12% lower than straight-lined rents on expiring leases. We have 2.1 million square feet of space on which leases are currently scheduled to expire in 2005.

We expect service fee revenue to approximately $17-$20 million in 2005, a $4-$7 million reduction from 2004 due to lower development and leasing fees.

During 2003 and continuing in 2004, we experienced increases in tenant improvement and leasing costs as compared to historical levels as a result of competitive market conditions. We expect that tenant improvements will continue at high levels in 2005 due to continuing competitive market conditions. Additionally, we expect to incur unusually high levels of tenant improvements and lease commissions due to the commencement of a 394,000 square foot lease in Washington, D.C. In connection with this lease, we expect to incur $14.6 million of tenant improvements and lease commissions with additional amounts being incurred in 2006. The existing tenant will vacate the space on June 30, 2005 and this space will be taken out of service during the period required to prepare the space for the new tenant, which we estimate to be between two and four months. In addition to high levels of tenant improvements and commissions, we will not recognize any revenue from the new lease during the period the space is not in service.

In December 2003, CarrAmerica Realty Corporation’s (“CarrAmerica”) Board of Directors approved a plan to restructure the manner in which CarrAmerica holds its assets by converting to what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, we were formed by CarrAmerica and it contributed substantially all of its assets on June 30, 2004 in exchange for our units of common and preferred partnership interest and our assumption of substantially all of its liabilities, including the assumption of the obligations under its unsecured credit facility and senior unsecured notes. The contribution by CarrAmerica of substantially all of its assets to us and our assumption of substantially all of CarrAmerica’s liabilities was accounted for as a transfer between entities under common control and, accordingly, the assets and liabilities were recorded by us at

Management’s Discussion and Analysis

their carrying amounts in the accounts of CarrAmerica at the date of transfer. For periods prior to the transfer, CarrAmerica is considered our predecessor and, accordingly, the historical financial statements of CarrAmerica are our historical financial statements, except for changes in presentation required by our different legal and ownership structures, (e.g., we report partners’ capital rather than stockholders’ equity in our consolidated balance sheets, certain disclosures made by CarrAmerica do not apply to us and transactions affecting our partners’ capital are treated as transactions with CarrAmerica rather that CarrAmerica’s shareholders). These changes have no effect on net income or net assets reported in the historical financial statements.

General

During the nine months ended September 30, 2004 we completed the following significant transactions:

•	We issued $225.0 million principal amount of 3.625% senior unsecured notes in March 2004 with net proceeds of approximately $222.7 million which were used to pay down amounts outstanding under our unsecured line of credit. The notes mature April 1, 2009.

•	We entered into a $100.0 million interest rate swap in connection with the issuance of the 3.625% senior unsecured notes which qualifies for fair value hedge accounting.

•	We issued $200.0 million principal amount of 5.125% senior unsecured notes in August 2004 with net proceeds of approximately $197.2 million which were used to pay down amounts outstanding under our unsecured line of credit. The notes mature on September 1, 2011.

•	We retired $150.0 million of senior unsecured notes with proceeds from our unsecured line of credit.

•	We disposed of 12 operating properties (17 buildings) generating net proceeds of approximately $201.7 million.

•	We purchased 5 operating properties (11 buildings) with 1.2 million rentable square feet for $320.4 million.

•	We acquired a 20% interest in a joint venture for $13.1 million which purchased a $66.3 million operating property.

•	We entered into a three year $500.0 million unsecured revolving credit agreement with JPMorgan Chase Bank as administrative agent for a syndicate of banks.

During the nine months ended September 30, 2003 we completed the following significant transactions:

•	CarrAmerica repurchased or redeemed an aggregate of 2.3 million shares of its preferred stock for approximately $58.3 million.

•	CarrAmerica repurchased 322,600 shares of its common stock for approximately $7.9 million.

•	We disposed of four operating properties generating net proceeds of approximately $38.5 million.

•	We acquired a 20% interest in a joint venture which purchased a $190.0 million operating property.

•	We acquired a 156,000 square foot building in California for $51.1 million.

•	CarrAmerica issued 8.05 million shares of preferred stock with net proceeds of approximately $195.1 million.

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

We assess the useful lives of our assets on a regular basis. If events or changes in circumstances indicate that the carrying value of a rental property to be held and used, land held for development or lease intangibles may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to be generated from the property or tenant, as applicable, in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property and related assets, such as tenant improvements and lease commissions, or lease intangibles are written down to estimated fair value and an impairment loss is recognized. If we decide to sell rental

Management’s Discussion and Analysis

properties or land holdings, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of additional impairment losses which, under applicable accounting guidance, could be substantial.

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

The fair value of in-place leases includes the effect of leases with above or below market rents, where applicable, customer relationship value and the cost of acquiring existing tenants at the date of acquisition. Above market and below market in-place lease values are determined on a lease by lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancellable terms of the related leases. The capitalized below market lease values are amortized as an increase to rental income over the initial term and any below market renewal periods of the related leases. Capitalized above market lease values are amortized as a decrease to rental income over the initial term of the related leases. Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangibles is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the lease commissions avoided by having in-place tenants and avoided lost operating income for the estimated period required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to expense. Changes in the assumptions used in the allocation of the purchase cost among the acquired assets would affect the timing of recognition of the related revenue and expenses.

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

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets (i.e., the San Francisco Bay and Washington, D.C. Metro areas). We increased our provision for uncollectible accounts (and related accrued straight-line rents) by approximately $0.4 million and $3.5 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in the addition to our provision for uncollectible accounts in 2004 was due primarily to a reduction in delinquent tenants’ accounts as marginal tenants’ leases were terminated or sublet and the effects of an improving economy.

Management’s Discussion and Analysis

Results Of Operations

Property Operating Revenue

Property operating revenue is summarized as follows:

	For the three months ended September 30,		Variance	For the nine months ended September 30,		Variance
(In millions)	2004	2003	2004 vs. 2003	2004	2003	2004 vs. 2003
Minimum base rent	$99.5	$94.5	$5.0	$293.1	$285.1	$8.0
Recoveries from tenants	14.5	15.3	(0.8)	41.2	45.0	(3.8)
Parking and other tenant charges	4.1	3.6	0.5	14.6	14.9	(0.3)

Property operating revenue is composed of minimum base rent from our office buildings, revenue from the recovery of operating expenses from our tenants and other revenue such as parking and termination fees. Occupancy rates in our buildings began to decline in most of our markets in late 2001 and continued to decline through 2003. In second half of 2003, occupancy rates began to stabilize in most of our markets. The decline negatively affected our operating revenue. Occupancy in our consolidated stabilized buildings (buildings in operation more than one year) by market as of September 30, 2004 and 2003 was as follows:

	September 30, 2004		September 30, 2003		Variance
Market	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased
Washington, DC	4,258,212	97.1	3,522,832	96.4	735,380	0.7
Chicago	1,225,117	62.2	1,225,895	67.2	(778)	(5.0)
Atlanta	—	—	1,784,355	80.2	(1,784,355)	(80.2)
Dallas	1,005,668	84.3	1,006,358	81.3	(690)	3.0
Austin	265,901	70.1	432,050	92.6	(166,149)	(22.5)
Denver	904,717	92.3	904,719	95.5	(2)	(3.2)
Phoenix	532,506	100.0	532,506	100.0	—	—
Portland	275,193	81.8	275,193	80.7	—	1.1
Seattle	1,496,957	79.5	1,500,896	77.7	(3,939)	1.8
Salt Lake City	628,399	87.5	628,349	87.0	50	0.5
San Francisco	6,176,169	85.9	5,667,576	90.3	508,593	(4.4)
Los Angeles	659,604	78.6	658,831	95.4	773	(16.8)
Orange County	970,608	95.4	970,255	95.2	353	0.2
San Diego	1,307,574	86.5	1,191,901	91.6	115,673	(5.1)

Total	19,706,625	87.0	20,301,716	88.5	(595,091)	(1.5)

Minimum Base Rent

Minimum base rent increased $5.0 million (5.3%) in the third quarter of 2004 compared to 2003. The increase in minimum base rent in 2004 was due primarily to rents from two buildings acquired in late 2003 and eleven buildings acquired in 2004 ($8.1 million) partially offset by higher vacancies and lower rental rates ($3.1 million). We expect minimum base rent to continue to be under downward pressure during the remainder of the year as a result of re-leasing space at significantly lower rates than those rates that were in effect under expiring leases.

Minimum base rent increased $8.0 million (2.8%) in the first nine months of 2004 compared to 2003. The increase in minimum base rent in 2004 was due primarily to rents from two buildings acquired in late 2003 and eleven buildings acquired in 2004 ($15.4 million) partially offset by higher vacancies and lower rental rates ($7.4 million).

Management’s Discussion and Analysis

Our lease rollover by square footage and rent at September 30, 2004 is as follows:

	Leased Sq. Footage[1]	Rent ($000)
2004	495,567	9,638
2005	2,092,864	46,405
2006	2,510,855	64,172
2007	2,666,049	63,294
2008	2,492,855	54,766
2009	2,460,308	46,027
2010	1,169,396	28,599
2011	395,665	7,711
2012	1,067,382	26,369
2013	639,971	14,634
2014 and thereafter	1,153,865	43,653

	17,144,777	405,268

[1]	Does not include vacant space at 9/30/04 - 2.6 million sq. ft.

Recoveries from Tenants

Recoveries from tenants decreased $0.8 million (5.2%) in the third quarter of 2004 from 2003. The reduction in recoveries from tenants is primarily the result of higher vacancies and new base years for new tenants and renewing tenants ($1.6 million) partially offset by recoveries from tenants in two buildings acquired in late 2003 and eleven buildings acquired in 2004 ($0.8 million).

Recoveries from tenants decreased $3.8 million (8.4%) in the first nine months of 2004 from 2003. The reduction in recoveries from tenants is primarily the result of higher vacancies and new base years for new tenants and renewing tenants ($5.3 million) partially offset by recoveries from tenants in two buildings acquired in late 2003 and eleven buildings acquired in 2004 ($1.5 million).

Parking and Other Tenant Charges

Parking and other tenant charges increased $0.5 million (13.9%) in the third quarter of 2004 from 2003. Lease termination fees increased $1.0 million in 2004. Lease termination fees are paid by a tenant in exchange for our agreement to terminate the lease or pursuant to a termination provision in its lease document. Vacancies created as a result of these terminations negatively impact future rents until the space is relet. Other tenant income and parking decreased $0.5 million in 2004.

Parking and other tenant charges decreased $0.3 million (2.0%) in the first nine months of 2004 from 2003. Lease termination fees increased $0.9 million in 2004 to $6.6 million from $5.7 million in 2003. Other tenant income and parking decreased $1.2 million in 2004.

Property Expenses

Property expenses are summarized as follows:

	For the three months ended September 30,		Variance	For the nine months ended September 30,		Variance
(In millions)	2004	2003	2004 vs. 2003	2004	2003	2004 vs. 2003
Property operating expenses	$30.8	$32.3	$(1.5)	$89.3	$90.4	$(1.1)
Real estate taxes	10.1	8.3	1.8	30.9	29.8	1.1

Property operating expenses decreased $1.5 million (4.6%) in the third quarter of 2004 from 2003 due primarily to lower insurance expense ($0.8 million), bad debt expense ($1.0 million), repairs and maintenance expense ($0.3 million), utilities expense ($0.2 million) and general office expense ($0.2 million) partially offset by expenses related to two buildings acquired in late 2003 and eleven buildings acquired in 2004 ($1.4 million). Property operating expenses decreased $1.1 million (1.2%) for the first nine months of 2004 from 2003 due primarily to lower bad debt

Management’s Discussion and Analysis

expense ($2.8 million) and insurance expense ($1.6 million) partially offset by expenses related to two buildings acquired in late 2003 and eleven buildings acquired in 2004 ($2.4 million). The decreases in bad debt expense in 2004 were due primarily to a reduction in delinquent tenants’ accounts as marginal tenants’ leases were terminated or sublet and the effects of an improving economy. The decreases in insurance expense in 2004 were due primarily to insurance rates remaining relatively unchanged at the May 2003 renewal and decreasing at the May 2004 renewal.

Real estate taxes increased $1.8 million (21.7%) in the third quarter of 2004 from 2003. The increase was due primarily to the impact of property acquisitions ($0.8 million) and property tax refunds ($0.9 million) received in 2003. Real estate taxes increased $1.1 million (3.7%) in the first nine months of 2004 from 2003. The increase was due primarily to the impact of property acquisitions ($1.6 million) and property tax refunds ($0.9 million) received in 2003. These increases were partially offset by lower assessments principally on properties in California.

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

	For the three months ended September 30,		Variance	For the nine months ended September 30,		Variance
(In millions)	2004	2003	2004 vs. 2003	2004	2003	2004 vs. 2003
Property operating income	$77.3	$72.8	$4.5	$228.7	$224.9	$3.8
Property operating income percent	65.4%	64.2%	1.2%	65.5%	65.1%	0.4%

Property operating income increased $4.5 million (6.2%) in the third quarter of 2004 from 2003 due primarily to the impact of properties acquired in late 2003 and 2004 partially offset by the impact of increased vacancies on rental income and recovery revenue. Property operating income as a percentage of property operations revenue increased to 65.4% for the third quarter of 2004 compared to 64.2% in 2003 for the same reasons.

Property operating income increased $3.8 million (1.7%) in the first nine of 2004 from 2003 due primarily to the impact of properties acquired in late 2003 and 2004 partially offset by the impact of increased vacancies on rental income and recovery revenue. Property operating income as a percentage of property operations revenue improved slightly at 65.5% for the first nine months of 2004 compared to 65.1% in 2003 for the same reasons.

Real Estate Service Revenue

Real estate service revenue, which includes our third party property management services and our development services, decreased $0.3 million in the third quarter of 2004 from 2003. Real estate service revenue decreased $2.6 million in the first nine months of 2004 from 2003. During the first nine months of 2004, while leasing fees increased $0.7 million, this increase was offset by a decrease in development fees ($2.8 million). In 2003, we earned one-time development incentive fees of $2.3 million from third parties.

General and Administrative Expense

General and administrative expense increased $0.3 million in the third quarter of 2004 as compared to 2003 and in the first nine months of 2004 compared to 2003.

Depreciation and Amortization

Depreciation and amortization increased $3.0 million (9.7%) in the third quarter of 2004 compared to the third quarter of 2003. This increase was due primarily to the effects of the depreciation and amortization related to buildings acquired in late 2003 and 2004, including the amortization of related intangible assets.

Management’s Discussion and Analysis

Depreciation and amortization increased $4.9 million (5.4%) in the first nine months of 2004 compared to the first nine months of 2003. This increase was due primarily to the effects of the depreciation and amortization related to buildings acquired in late 2003 and 2004, including the amortization of related intangible assets partially offset by depreciation and amortization related to buildings sold in 2003 that are not included in discontinued operations.

Interest Expense

Interest expense increased $2.5 million (9.6%) during the third quarter of 2004 compared to 2003. This increase was due primarily to higher average levels of debt outstanding ($4.7 million) as a result of our property acquisitions partially offset by lower average interest rates ($2.2 million).

Interest expense increased $4.8 million (6.1%) during the first nine months of 2004 compared to 2003. This increase was due primarily to higher average levels of debt outstanding ($7.4 million) as a result of our property acquisitions and the 2003 CarrAmerica preferred stock redemptions partially offset by lower average interest rates ($2.6 million).

Other Income and Expense

Other income and expense, net was $4.1 million in the third quarter of 2004 compared to $0.9 million in the third quarter of 2003 due primarily to increased equity in earnings of our unconsolidated joint ventures ($1.9 million) and interest income from our notes receivable ($0.6 million) for which we increased funding in 2004. In third quarter of 2004, Carr Office Park, LLC, a joint venture in which we have a 35% interest, recognized a $5.9 million termination settlement on a cancelled building development project with a third party. We recognized $2.1 million through equity in earnings associated with this termination. In 2003, we recorded a charge of $0.8 million for obligations under lease guarantees for HQ Global, Inc.

Other income and expense, net was $9.1 million in the first nine months of 2004 compared to $4.2 million in the first nine months of 2003 due primarily to increased equity in earnings of our unconsolidated joint ventures ($2.4 million) and interest income from our notes receivable ($1.6 million) for which we increased funding of in 2004. In third quarter of 2004, Carr Office Park, LLC, a joint venture in which we have a 35% interest, recognized a $5.9 million termination settlement on a cancelled building development project with a third party. We recognized $2.1 million through equity in earnings associated with this termination. In 2003, we recorded a charge of $0.8 million for obligations under lease guarantees for HQ Global, Inc.

Gain on Sale of Properties and Discontinued Operations

The tables below summarize property sales for the nine months ended September 30, 2004 and 2003:

2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills	Mar-04	166,149	10,512	66
Atlanta Portfolio*	Sep-04	1,696,757	191,190	19,804

*	15 operating office buildings located in Atlanta, Georgia. The properties were Glenridge, Holcomb Place, Midori, Parkwood, Summit, Spalding Ridge, 2400 Lake Park Dr., 680 Engineering Dr., Embassy Row, Waterford and Forum.

Management’s Discussion and Analysis

2003
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Wateridge	May-03	62,194	9,277	3,571
Katella	Aug-03	80,609	10,138	3,627
Pacificare	Sep-03	104,377	14,485	6,380
Lakewood	Sep-03	80,816	4,621	48

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the three months ended September 30, 2004, we disposed of 15 office buildings in Atlanta, Georgia, exiting that market. The gain on this sale and the operating results of these properties are classified as discontinued operations as we have no continuing involvement with the properties after the sale. We recognized a gain of $19.8 million. During the three months ended September 30, 2003 we disposed of three operating properties, recognizing a gain of $10.2 million, $10.0 million of which is classified as discontinued operations. We continued to manage the Lakewood property under a management agreement and the gain on this sale and the operating results of the property were not classified as discontinued operations due to our continuing involvement. We had no continuing involvement with the Katella and Pacificare properties and, accordingly, the gains on these sales and the operating results of the properties were classified as discontinued operations.

During the nine months ended September 30, 2004, we disposed of 15 office buildings in Atlanta, Georgia, exiting that market and our Tower of the Hills property. The gains on these sales and the operating results of these properties are classified as discontinued operations as we have no continuing involvement with the properties after the sale. We recognized gains of $19.9 million. We had previously recognized an impairment loss of $3.0 million on Tower of the Hills in the fourth quarter of 2003. During the nine months ended September 30, 2003, we disposed of four operating properties, recognizing gains of $13.4 million, $10.0 million of which was classified as discontinued operations. We continued to manage two properties (Wateridge and Lakewood) under management agreements and the gains on these sales and the operating results of these properties were not classified as discontinued operations due to our continuing involvement. We had no continuing involvement with the Katella and Pacificare properties and, accordingly, the gains on these sales and the operating results of the properties were classified as discontinued operations. We also recognized an impairment loss of $2.7 million on the Lakewood property in the second quarter of 2003 as its estimated fair market value less costs to sell was less than its carrying amount.

As stated above, the operating results of our Tower of the Hills, Pacificare and Katella properties and our Atlanta portfolio are classified as discontinued operations. The operating results of a property we sold in November 2003 (Century Springs) with which we had no continuing involvement after the sale, is also classified as discontinued operations. Operating results of the properties classified as discontinued operations are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2004	2003	2004	2003
Revenue	$7,023	$8,694	$21,294	$27,586
Property expenses	2,750	3,467	8,903	11,129
Depreciation and amortization	5	2,564	4,677	7,998

Net operations of properties sold or held for sale	$4,268	$2,663	$7,714	$8,459

Number of buildings included in discontinued operations	15	20	17	20

Management’s Discussion and Analysis

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the nine months ended September 30,		Variance
(In millions)	2004	2003	2004 vs. 2003
Cash provided by operating activities	$114.9	$121.6	$(6.7)
Cash used in investing activities	(189.7)	(63.2)	(126.5)
Cash provided by (used in) financing activities	73.7	(56.2)	129.9

Operations generated $114.9 million of net cash for the first nine months of 2004 compared to $121.6 million in 2003. The change in cash flow from operating activities was primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $189.7 million in 2004 and $63.2 million in 2003. The change in cash used in investing activities in 2004 was due primarily to increased property acquisition activity ($269.3 million), higher property and tenant improvement costs ($11.2 million), funding of notes receivable ($10.1 million) and minority interests acquired ($2.5 million). These increases were partially offset by increased proceeds from sales of properties ($165.2 million).

Our financing activities provided net cash of $73.7 million in 2004 and used net cash of $56.2 million in 2003. The change in net cash from financing activities in 2004 was due primarily to lower repurchases or redemptions of common and preferred units ($66.1 million), an increase in issuance of common units ($24.5 million) and increased net borrowings and preferred unit issuance ($38.5 million).

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of capital are our real estate operations and our unsecured credit facility. As of September 30, 2004, we had approximately $3.2 million in cash and cash equivalents and $321.1 million available for borrowing under our unsecured credit facility. We derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

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

During the remainder of 2004 and for 2005, we expect that we will have significant capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding distributions on our common and preferred units and making distributions to third party unit holders in certain of our subsidiaries;

•	Approximately $20-$30 million and $95-$105 million in the fourth quarter of 2004 and for the year 2005, respectively, to invest in our existing portfolio of operating assets, including approximately $15-$23 million and $80-$90 million in the fourth quarter of 2004 and for the year 2005, respectively, to fund tenant-related capital requirements;

•	No new net additional investments in the final quarter of 2004 and for the year 2005; and

•	Approximately $11.7 million to fund mezzanine loans we have committed to make in connection with two projects for which we are providing development management services.

Management’s Discussion and Analysis

We expect to meet our capital requirements using cash generated by our real estate operations, by borrowings on our unsecured credit facility, and from proceeds from the sale of properties. We could also raise additional debt or, through CarrAmerica, equity capital in the public market or fund acquisitions of properties through property-specific mortgage debt.

We believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations, to pay distributions to CarrAmerica to enable it to be in accordance with REIT requirements, to acquire additional properties and land, and to pay for construction in progress. However, as a result of general economic downturns, if our credit rating is downgraded, if rental rates on new leases are significantly lower than expiring leases or if our properties do not otherwise perform as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, we may not be able to pay the distribution required to enable CarrAmerica to pay dividends at a level sufficient to maintain its status as a REIT or under the terms of its preferred stock, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements with respect to our existing portfolio of operating assets. Any of these events could have a material adverse effect on our liquidity, financial condition, results of operations and the trading prices of CarrAmerica’s securities. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In most cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We may refinance that debt when it matures, or we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

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

We are capitalized through the issuance of units. CarrAmerica serves as our sole general partner and currently owns our general partnership interest and substantially all of our common limited partnership interest. Its wholly owned subsidiary, CarrAmerica OP, LLC, a Delaware limited liability company, owns a nominal common limited partnership interest in us. Together, they own a number of common units in us equal to the number of CarrAmerica common shares outstanding (54,455,442 at September 30, 2004). In connection with the UPREIT conversion, we issued to CarrAmerica 8,050,000 Series E Cumulative Redeemable Preferred Partnership Units with terms that are substantially the same as the economic terms of its Series E preferred stock. Under terms of the partnership agreement, whenever CarrAmerica issues shares or other equity interests, it will contribute any net proceeds to us and we will issue an equivalent number of units to CarrAmerica.

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

Real Estate Operations

As a result of the weak economic climate over the last several years, the office real estate markets were materially affected. The contraction of office workforces reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003,

Management’s Discussion and Analysis

vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. To date in 2004, the positive trend of reduced vacancy rates and positive net absorption has continued in most of our markets. As a result of improved job growth, leasing activity is up significantly, and we believe that rental rates have stabilized in most of our markets. However, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in rental economics for the next twelve months in most markets. In several of the healthier markets, such as Washington, D.C. and southern California, rental rate increases are beginning to occur.

Due to the improving market conditions described above and the elimination of most of our poor credit quality tenants through lease defaults and terminations in 2002, 2003 and the first half of 2004, we believe that our average occupancy in most markets has stabilized in the second half of 2004. The occupancy in our portfolio of operating properties decreased to 87.0% at September 30, 2004 compared to 87.8% at December 31, 2003 and 88.5% at September 30, 2003. If demand continues to improve in 2005, we expect that our overall portfolio average occupancy may begin to climb. While our average occupancy has declined over 2003 much of that decline in average occupancy related to lease terminations. In connection with terminating tenants in 2004, we have earned $6.6 million of termination fees through September 30, 2004. These fees are non-recurring in nature and while we expect we will earn modest termination fees in 2005, we expect that termination fees in 2005 as compared to 2004 will be substantially lower.

Rental rates on space that was re-leased in 2004 decreased an average of 18.6% in comparison to rates that were in effect under expiring leases. Although our top 25 tenants accounted for approximately 35.9% of our annualized minimum base rents, we believe that the diversity of our tenant base (no tenant accounted for more than 5% of annualized minimum base rents as of September 30, 2004) helps insulate us from the negative impact of tenant defaults and bankruptcies.

Debt Financing

We generally use unsecured, corporate-level debt, including senior unsecured notes and our unsecured credit facility, to meet our borrowing needs. As a component of this financing strategy, we continue to unencumber our assets where possible by repaying existing mortgage debt with unsecured debt. As of September 30, 2004, we had reduced our fixed rate mortgage debt to approximately $340.5 million, or 18.1% of our total debt, from $370.3 million, or 24.5% of our total debt, as of September 30, 2003. We expect to extinguish three secured borrowings in the fourth quarter of 2004, totaling approximately $60.0 million.

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

We have three investment grade ratings. As of September 30, 2004, Fitch Rating Services and Standard & Poors have each assigned their BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to CarrAmerica’s prospective cumulative preferred stock offerings. Moody’s Investor Service has assigned its Baa2 rating with a stable outlook to our prospective senior unsecured debt offerings and its Baa3 rating to CarrAmerica’s prospective cumulative preferred stock offerings. A downgrade in rating by any one of these rating agencies could result from, among other things, a change in our financial position or a downturn in general economic conditions. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing variable rate debt. However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating.

Management’s Discussion and Analysis

Our total debt at September 30, 2004 is summarized as follows:

(In thousands)
Fixed rate mortgages	$340,514
Secured note payable	19,486
Unsecured credit facility	143,000
Senior unsecured notes	1,375,000

1,878,000
Unamortized discount and fair value adjustment, net	(10,183)

$1,867,817

Our fixed rate mortgage debt bore an effective weighted average interest rate of 7.86% at September 30, 2004 and had a weighted average maturity of 3.8 years. $143.0 million (7.6%) of our total debt at September 30, 2004 bore a LIBOR-based variable interest rate and $275.0 million (14.6%) of our debt was subject to variable interest rates through interest rate swap agreements. The interest rate on borrowings on our unsecured credit facility at September 30, 2004 was 2.49%.

Our primary external source of liquidity is our credit facility. On June 30, 2004, we entered into a new $500.0 million, three year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. The facility replaced and was used to repay all amounts outstanding under our previous unsecured senior credit facility. We may increase the facility to $700.0 million by our request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at our option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 2.49% as of September 30, 2004. As of September 30, 2004, $143.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and we had $321.1 million available for borrowing.

Our unsecured credit facility contains financial and other covenants with which we must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense of at least 2 to 1;

•	A minimum ratio of annual EBITDA to fixed charges of at least 1.5 to 1;

•	A maximum ratio of aggregate unsecured debt to tangible fair market value of our unencumbered assets of 60%;

•	A maximum ratio of total secured debt to tangible fair market value of 30%;

•	A maximum ratio of total debt to tangible fair market value of our assets of 55%; and

•	Restrictions on our ability to make dividend distributions in excess of 90% of funds from operations or the minimum amount necessary to enable CarrAmerica to maintain its status as a REIT.

As of September 30, 2004, we were in compliance with our loan covenants; however, our ability to draw on our unsecured credit facility or incur other unsecured debt in the future could be restricted by the loan covenants. Failure to comply with any of the covenants under our unsecured credit facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition or liquidity.

Our unsecured credit facility is guaranteed by CarrAmerica and CarrAmerica Realty, L.P., one of our subsidiaries.

Management’s Discussion and Analysis

We have senior unsecured notes outstanding at September 30, 2004 as follows:

(In thousands)	Note Principal	Unamortized Discount	Fair Value Adjustment	Total
6.625% notes due in 2005	100,000	(264)	—	99,736
7.375% notes due in 2007	125,000	(398)	—	124,602
5.261% notes due in 2007	50,000	(95)	—	49,905
5.25% notes due in 2007	175,000	(857)	836	174,979
3.625% notes due in 2009	225,000	(689)	(2,669)	221,642
6.875% notes due in 2008	100,000	(1,412)	—	98,588
5.125% notes due in 2011	200,000	(623)	—	199,377
7.125% notes due in 2012	400,000	(4,012)	—	395,988

	$1,375,000	$(8,350)	$(1,833)	$1,364,817

All of the notes are unconditionally guaranteed CarrAmerica Realty, L.P. and our $200.0 million principal amount of senior unsecured notes issued in August 2004 are also guaranteed by CarrAmerica.

Our senior unsecured notes also contain covenants with which we must comply. These include:

•	Limits on our total indebtedness on a consolidated basis;

•	Limits on our secured indebtedness on a consolidated basis;

•	Limits on our required debt service payments; and

•	Compliance with the financial covenants of our credit facility.

We were in compliance with our senior unsecured notes covenants as of September 30, 2004.

We issued $225.0 million principal amount of senior unsecured notes in March 2004 with net proceeds of approximately $222.7 million. The notes bear interest at 3.625% per annum payable semi-annually beginning October 1, 2004. The notes mature on April 1, 2009. We used the proceeds from the notes to pay down our unsecured credit facility.

We issued $200.0 million principal amount of senior unsecured notes in August 2004 with net proceeds of approximately $197.2 million. The notes bear interest at 5.125% per annum payable semi-annually beginning March 1, 2005. The notes mature on September 1, 2011. We used the proceeds from the notes to pay down our unsecured credit facility.

$150.0 million of senior unsecured notes matured on July 1, 2004 and were repaid on that date using borrowings from our unsecured credit facility.

We repaid $30.0 million of fixed rate mortgage debt in the first nine months of 2004 and converted $19.7 million of mortgages to notes payable secured by letters of credit.

Derivative Financial Instruments

On May 8, 2002, we entered into interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We received interest at a fixed rate of 7.2% and paid interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps matured at the same time the notes were due. The swaps qualified as fair value hedges for accounting purposes. We recognized reductions in interest expense for the nine months ended September 30, 2004 of approximately $1.9 million and for the three and nine months ended September 30, 2003 of approximately $1.2 million and $3.7 million, respectively, related to the swaps. The notes were repaid upon maturity on July 1, 2004 and the related interest rate swap agreements expired.

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman, Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of September 30, 2004, the fair value of the interest rate swaps was a receivable of approximately $0.8 million. We recognized reductions in interest expense for the three months ended September 30,

Management’s Discussion and Analysis

2004 and 2003 of approximately $0.6 million and $1.1 million, respectively, related to the swaps. We recognized reductions in interest expense for nine months ended September 30, 2004 and 2003 of approximately $2.4 million and $3.4 million, respectively, related to the swaps. As of September 30, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.40%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. We receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of September 30, 2004, the fair value of the interest rate swaps was a payable of approximately $(2.7) million. We recognized a reduction in interest expense for the three and nine months ended September 30, 2004 of approximately $0.4 million and $0.6 million, respectively, related to the swaps. As of September 30, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 2.80%.

On August 10, 2004, we entered into interest rate lock agreements with a notional amount of $150.0 million with JP Morgan, Goldman Sachs and Morgan Stanley in anticipation of our $200.0 million senior unsecured bond offering. We settled the interest rate locks on August 20, 2004 and paid $0.6 million to the counterparties. The interest rate locks qualified as cash flow hedges and are being amortized to interest expense over the life of our senior unsecured notes due in 2011. During the three and nine months ended September 30, 2004, the impact of the interest rate locks on interest expense was not material.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75%. These interest rate caps expired in September 2004.

In December 2003, we purchased an interest rate cap with a notional amount of $100.0 million and LIBOR capped at 8.0% which expires in January 2005. As of September 30, 2004, the fair market value of this interest rate cap was not material.

Stock Repurchases and Dividends

Under our partnership agreement, if CarrAmerica purchases or redeems its preferred or common shares, we are required to reimburse it for the purchase price paid and any expenses incurred and to cancel an equivalent number of units.

On March 18, 2003, CarrAmerica redeemed 2,000,000 shares of its Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share plus accrued and unpaid dividends for the period from March 1, 2003 through and including the redemption date, without interest. This resulted in a cash expenditure of approximately $50.2 million in March 2003. Including this redemption, for the nine months ended September 30, 2003, CarrAmerica repurchased or redeemed 2,331,670 shares of its preferred stock for approximately $58.3 million, excluding accrued and unpaid dividends.

On September 25, 2003, CarrAmerica issued 8,050,000 shares of 7.5% Series E cumulative preferred stock with net proceeds of $195.1 million. These shares are not redeemable before September 25, 2008 unless redemption is necessary to maintain CarrAmerica’s status as a REIT.

CarrAmerica’s Board of Directors has authorized CarrAmerica to spend up to $400.0 million to repurchase its common stock, preferred stock and debt securities, excluding the 9.2 million shares repurchased from Security Capital in November 2001 and its preferred stock redemptions of 4.0 million, 2.0 million and 7.9 million shares in September 2002, March 2003 and October 2003, respectively, which were separately approved. Since the start of this program in mid-2000 through September 30, 2004, CarrAmerica has acquired approximately 10.4 million of its common shares for an aggregate purchase price of approximately $296.9 million, including 322,600 shares for approximately $7.9 million in the first nine months of 2003. CarrAmerica continues to monitor market conditions and other alternative investments in order to evaluate whether repurchase of our securities is appropriate.

Our distributions to partners are based on available cash and are made at the sole discretion of CarrAmerica. It is anticipated that our distributions to CarrAmerica will be at least sufficient to pay dividends on its common stock at a

Management’s Discussion and Analysis

level that will enable it to maintain its REIT status and avoid any income or excise tax liability. CarrAmerica pays dividends quarterly from distributions by us. The maintenance of these dividends is subject to various factors, including the discretion of CarrAmerica’s Board of Directors, CarrAmerica’s ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of CarrAmerica’s taxable income to be distributed to stockholders. The table below details CarrAmerica’s dividend payments for the three and nine months ended September 30, 2004 and 2003, respectively.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2004	2003	2004	2003
Preferred stock dividends	$3,773	$4,281	$11,319	$14,217
Common stock dividends	27,192	26,058	80,985	77,966

	$30,965	$30,339	$92,304	$92,183

Cash flows from operations are an important factor in our ability to make distributions to CarrAmerica to enable it to sustain its dividend at its current rate. Cash flows from operations declined from $121.6 million in 2003 to $114.9 million in 2004 due in part to increased vacancy rates in our office property portfolio. We expect our cash flow from operations to be lower in 2005 than 2004 and tenant improvements are expected to remain at elevated levels as a result of factors mentioned in the introduction to our Management’s Discussion and Analysis, including but not limited to, lower expected lease termination fees, continued declines in rental rates compared to the rates on expiring leases and costs associated with a new lease in Washington, D.C. for approximately 394,000 rentable square feet. This lease requires the space to be taken out of service for a period of two to four months for remodeling for the new tenant, includes eight months of abated rent and requires significant capital investment in tenant improvements and lease commissions. We expect that these factors will negatively impact our cash flow from operations and our ability to cover our current distribution payment level using cash flow from operations. We may be forced to borrow funds under our line of credit to maintain our distribution to CarrAmerica at the current level. CarrAmerica’s Board of Directors will evaluate its dividend in January of 2005 and will consider all these factors in establishing its 2005 common stock dividend rate. In addition, under our line of credit, we generally are restricted from paying distributions that would exceed 90% of our funds from operations during any four-quarter period.

Capital Commitments

We will require capital for development projects currently underway and in the future. As of September 30, 2004, we had under construction approximately 124,000 rentable square feet in an office building and one parking garage in joint venture projects in which we own a minority interest. These projects are expected to cost $21.2 million, of which our total investment is expected to be approximately $7.4 million. Through September 30, 2004, approximately $11.7 million or 55.3% of total project costs had been expended on these projects. We have financed our investment in joint venture projects under construction at September 30, 2004 primarily from borrowings under our credit facility. We expect that our credit facility and project-specific financing of selected assets will provide the additional funds required to complete existing development projects and to finance the costs of additional projects we may undertake. As a result of market conditions, we believe we will be limiting our development activities in the near future and expect to continue to concentrate our growth efforts on the acquisition of properties.

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

We have investments in real estate joint ventures in which we hold 15%-50% interests. These investments are accounted for using the equity method and therefore the assets and liabilities of the joint ventures are not included in our consolidated financial statements. In September 2004, we invested $13.1 million in a joint venture with JPMorgan Fleming Asset Management which acquired two buildings containing 361,000 rentable square feet in Dallas, Texas for

Management’s Discussion and Analysis

$66.3 million. In October 2004, this venture bought an additional building for $5.6 million. We own a 20% interest in the joint venture. Most of these joint ventures own and operate office buildings financed by non-recourse debt obligations that are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay this debt and the lenders have no recourse to our other assets. As of September 30, 2004, we guaranteed $40.0 million of debt related to a joint venture and have provided completion guarantees related to two joint venture projects for which total costs are anticipated to be $173.3 million, of which $153.2 million had been expended to date. We have not funded any amounts under these guarantees and do not expect any funding will be required in the future.

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

In addition to making investments in these ventures, we provide construction management, leasing and property management, development and architectural and other services to them. We earned fees for these services of $3.1 million and $3.2 million for the three months ended September 30, 2004 and 2003, respectively, and $6.9 million and $6.5 million for the nine months ended September 30, 2004 and 2003, respectively. Accounts receivable from joint ventures and other affiliates were $1.8 million at September 30, 2004 and $0.7 million at September 30, 2003.

Guarantee Obligations

Our obligations under guarantee agreements at September 30, 2004 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Apr-05	$40,000,000	$—
Loan[2]	Atlantic Building	Mar-07	25,000,000	160,000
Completion[3]	Atlantic Building	Mar-07	77,857,000	250,000
Loan[4]	Shakespeare Theatre	Dec-04	16,500,000	175,000
Indemnification[5]	HQ Global		unknown	—
Loan[6]	Square 320	Mar-05	16,070,000	135,000

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guarantee to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
3.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
4.	Represents a payment guarantee on a third party project for which we are the developer. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
5.	See Part II, Item 1: Legal Proceedings for further discussion.
6.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.

In the normal course of business, we guarantee our performance of services or indemnify third parties against our negligence.

Funds from Operations

Funds from Operations (“FFO”) is a widely used measure of operating performance for real estate companies. We provide FFO as a supplement to net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Although FFO is a widely used measure of operating performance for equity REITs, FFO does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. In addition, FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to cash flow from operating activities, determined in accordance with GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

•	Net income – computed in accordance with GAAP;

•	Less gains (or plus losses) from sales of operating properties and items that are classified as extraordinary items under GAAP;

•	Plus depreciation and amortization of assets uniquely significant to the real estate industry;

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis).

We believe that FFO is helpful to investors as a measure of our performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains and losses on sales of real estate and real estate related depreciation and amortization, which can make periodic comparison of operating performance more difficult. Our management believes, however, that FFO, by excluding such items, which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates, can help compare the operating performance of a company’s real estate between periods or as compared to different companies. Our FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than us.

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2004	2003	2004	2003
Net income	$37,556	$23,987	$66,793	$59,787

Adjustments
Minority interest	2,192	2,616	6,357	8,385
FFO allocable to Unitholders	(3,653)	(4,343)	(10,713)	(13,122)
Depreciation and amortization	35,316	34,658	106,070	103,654
Minority interests’ (non-Unitholders share of depreciation, amortization and net income)	(258)	(333)	(798)	(940)
(Gain) loss on sale of properties	(19,804)	(10,155)	(19,812)	(13,400)

FFO as defined by NAREIT[1]	$51,349	$46,430	$147,897	$144,364

[1]	FFO as defined by NAREIT includes impairment losses on real estate.

Management’s Discussion and Analysis

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in CarrAmerica’s annual report on Form 10-K for the year ended December 31, 2003. Such factors include, among others:

•	National and local economic, business and real estate conditions that will, among other things, affect:

•	Demand for office space,

•	The extent, strength and duration of any economic recovery, including the effect on demand for office space and the creation of new office development,

•	Availability and creditworthiness of tenants,

•	The level of lease rents, and

•	The availability of financing for both tenants and us;

•	Adverse changes in the real estate markets, including, among other things:

•	The extent of tenant bankruptcies, financial difficulties and defaults,

•	The extent of future demand for office space in our core markets and barriers to entry into markets which we may seek to enter in the future,

•	The extent of the decreases in rental rates,

•	Our ability to identify and consummate attractive acquisitions on favorable terms,

•	Our ability to consummate any planned dispositions in a timely manner on acceptable terms, and

•	Changes in operating costs, including real estate taxes, utilities, insurance and security costs;

•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;

•	Ability to obtain insurance at a reasonable cost;

•	CarrAmerica’s ability to maintain its status as a REIT for federal and state income tax purposes;

•	Ability to raise capital;

•	Effect of any terrorist activity or other heightened geopolitical risks;

•	Governmental actions and initiatives; and

•	Environmental/safety requirements.

For further discussion of these and other factors that could impact our future results, performance, achievements or transactions, see the documents we file from time to time with the Securities and Exchange Commission, and in particular, the section titled “The Company – Risk Factors” in CarrAmerica’s Annual Report on Form 10-K and our Form 10.

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

On May 8, 2002, we entered into interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We received interest at a fixed rate of 7.2% and paid interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps matured at the same time the notes were due. The swaps qualified as fair value hedges for accounting purposes. We recognized reductions in interest expense for the nine months ended September 30, 2004 of approximately $1.9 million and for the three and nine months ended September 30, 2003 of approximately $1.2 million and $3.7 million, respectively, related to the swaps. The notes were repaid upon maturity on July 1, 2004 and the related interest rate swap agreements expired.

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman, Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of September 30, 2004, the fair value of the interest rate swaps was a receivable of approximately $0.8 million. We recognized reductions in interest expense for the three months ended September 30, 2004 and 2003 of approximately $0.6 million and $1.1 million, respectively, related to the swaps. We recognized reductions in interest expense for nine months ended September 30, 2004 and 2003 of approximately $2.4 million and $3.4 million, respectively, related to the swaps. As of September 30, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.40%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. We receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of September 30, 2004, the fair value of the interest rate swaps was a payable of approximately $(2.7) million. We recognized a reduction in interest expense for the three and nine months ended September 30, 2004 of approximately $0.4 million and $0.6 million, respectively, related to the swaps. As of September 30, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 2.80%.

On August 10, 2004, we entered into interest rate lock agreements with a notional amount of $150.0 million with JP Morgan, Goldman Sachs and Morgan Stanley in anticipation of our $200.0 million senior unsecured bond offering. We settled the interest rate locks on August 20, 2004 and paid $0.6 million to the counterparties. The interest rate locks qualified as cash flow hedges and are being amortized to interest expense over the life of our senior unsecured notes due in 2011. During the three and nine months ended September 30, 2004, the impact of the interest rate locks on interest expense was not material.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75%. These interest rate caps expired in September 2004.

In December 2003, we purchased an interest rate cap with a notional amount of $100.0 million and LIBOR capped at 8.0% which expires in January 2005. As of September 30, 2004, the fair market value of this interest rate cap was not material.

Our unsecured line of credit carries an interest rate of 30-day LIBOR plus 0.65%. This exposes us to the risk of higher interest costs if 30-day LIBOR should increase above its current low levels. A 10% increase in the current interest rate would have increased interest expense on the line of credit approximately $0.4 million for the first nine months of 2004.

If the market rates of interest on our interest rate swap agreements increase by 10% (or approximately 32 basis points), our interest expense would have increased by approximately $0.2 million in the third quarter of 2004 and $0.7 million for the first nine months of 2004.

Any other significant changes in our market risk that have occurred since the filing of CarrAmerica’s Annual Report on Form 10-K for the year ended December 31, 2003 are summarized in the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Evaluation was performed under the supervision and with the participation of our management, including our General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2004 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

In connection with the HQ Global/VANTAS merger transaction, we agreed to indemnify all of the individuals who served as directors of HQ Global at the time of the transaction, including Thomas A. Carr, Oliver T. Carr, Jr. (who retired from CarrAmerica’s Board of Directors as of April 29, 2004) and Philip Hawkins, who currently serve as directors and/or executive officers of CarrAmerica, with respect to any losses incurred by them arising out of the above litigation (as well as related litigation that was resolved in our favor in the second quarter of 2003), if they first tried and were unsuccessful in getting the losses reimbursed by HQ Global or from insurance proceeds. It was expected at the time that these former directors would be indemnified against any of these losses by HQ Global, as required by HQ Global’s certificate of incorporation and bylaws. HQ Global indicated that it did not intend to satisfy its indemnity obligation to these directors. As a result, we have paid the costs incurred by these directors in connection with the above litigation. We have paid approximately $804,000 of costs pursuant to this indemnification arrangement, all of which represents amounts paid to legal counsel for these directors for this suit and the related litigation that was resolved in our favor in the second quarter of 2003. The directors of HQ Global involved in the Delaware litigation filed a proof of claim in the company’s bankruptcy proceedings for their legal fees. A settlement of this claim was reached on June 25, 2004. In pertinent part, pursuant to the terms of the settlement agreement, the parties: (i) executed a mutual release of claims; (ii) agreed that the directors will be deemed to hold collectively a single allowed unsecured non-priority claim in the amount of $300,000 against the estate of HQ Global; and (iii) preserved the rights of the directors to pursue claims, if any, they may have against HQ Global’s insurance carriers which have denied coverage for the claims in the Delaware litigation. This settlement is subject to the approval of the bankruptcy court. We do not expect to receive any material proceeds as a result of the directors’ settlement of their proof of claim.

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

Winstar Communications

On September 3, 2003, Winstar Communications and several affiliated entities (Winstar) brought suit against us, a number of other leading commercial real estate companies and the Building Owners and Managers Association International and Building Owners and Managers Association of New Jersey trade associations (BOMA). The suit asserts claims for violations of federal and state antitrust law, federal communications law, state business tort law, and seeks both monetary damages of an unspecified amount and injunctive relief. The claims are premised upon allegations that the real estate firms, through and with BOMA, colluded and agreed to deny Winstar necessary access to commercial real estate by denying Winstar access and/or charging Winstar disadvantageous and discriminatory fees that were higher than those charged to the incumbent local telephone companies. As a result of this alleged collusive conduct, Winstar claims that it has been damaged in its ability to provide competitive telecommunications services to customers leasing office space in the defendants’ commercial real estate properties.

Due to the inherent uncertainties of the judicial process and the early stage of this action, we are unable to either predict the outcome of, or estimate a range of potential loss associated with, this litigation. We dispute the plaintiffs’ claims and intend to vigorously defend this matter. However, not withstanding such uncertainties, we believe, although there can be no assurance, that the outcome of this matter will not have a material adverse effect on our financial position or overall trends in results of operations.

Other Proceedings

We are party to a variety of other legal proceedings arising in the ordinary course of business. All of these matters, taken together, are not expected to have a material adverse impact on us.

Item 6. Exhibits

(a)	Exhibits

10.1	Underwriting agreement, dated as of August 18, 2004, by and between CarrAmerica Realty Operating Partnership, L.P., J.P. Morgan Securities Inc., and Banc of America Securities LLC (incorporated by reference to Exhibit 1.1 to our current report filed on Form 8-K on August 23, 2004).

10.2	Terms Agreement, dated as of August 18, 2004, by and among CarrAmerica Realty Operating Partnership, L.P., CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, UBS Securities LLC, Wachovia Capital Markets, LLC, A.G. Edwards & Sons, Inc., BNY Capital Markets, Inc., Commerzbank Capital Markets Corp., Legg Mason Wood Walker, Incorporated, Piper Jaffray & Co., PNC Capital Markets, Inc., SunTrust Capital Markets, Inc. and Wells Fargo Brokerage Services, LLC (incorporated by reference to Exhibit 1.2 to our current report filed on Form 8-K on August 23, 2004).

31.1	Section 302 Certification from Mr. Thomas A. Carr, dated November 3, 2004

31.2	Section 302 Certification from Mr. Stephen E. Riffee, dated November 3, 2004

32.1	Section 906 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated November 3, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P.,
a Delaware limited partnership
By:	CarrAmerica Realty Corporation, its general partner

/s/ Kurt A. Heister
Kurt A. Heister, Senior Vice President and Controller (on behalf of the registrant and as the chief accounting officer of CarrAmerica Realty Corporation, the General Partner of the registrant)

Date: November 4, 2004