Form 10-Q
period 2005-03-31
CARRAMERICA REALTY OPERATING PARTNERSHIP LP
filed 2005-05-04
CIK 1284410

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2005

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

Number of Class A (or Common) partnership units outstanding as of April 25, 2005: 55,202,605 units

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

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004

(In thousands)	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Rental property:
Land	$740,859	779,482
Buildings	1,977,970	2,064,678
Tenant improvements	425,128	448,515
Furniture, fixtures and equipment	46,186	45,879

	3,190,143	3,338,554
Less: Accumulated depreciation	(734,092)	(750,530)

Total rental property	2,456,051	2,588,024

Land held for development or sale	41,811	41,676
Cash and cash equivalents	153,236	4,735
Restricted deposits	2,019	1,364
Accounts and notes receivable, net	53,342	52,438
Investments in unconsolidated entities	154,883	138,127
Accrued straight-line rents	83,505	84,396
Tenant leasing costs, net	50,284	53,908
Intangible assets, net	91,991	98,354
Prepaid expenses and other assets	20,367	18,170

	$3,107,489	$3,081,192

Liabilities, Minority Interest, and Partners’ Capital
Liabilities:
Mortgages and notes payable, net	$1,928,172	1,941,130
Accounts payable and accrued expenses	89,858	107,409
Rent received in advance and security deposits	34,403	40,304

Total liabilities	2,052,433	2,088,843

Minority interest	61,050	65,378

Partners’ Capital:
Preferred units	201,250	201,250
Common units
General partner	7,926	7,254
Limited partners	784,636	718,182
Accumulated other comprehensive income - Unrealized gains on available-for-sale securities	194	285

Total partners’ capital	994,006	926,971

Commitments and contingencies

	$3,107,489	$3,081,192

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,
(In thousands)	2005	2004
	(unaudited)
Operating revenues:
Rental revenue:
Base rent	$104,050	$96,738
Recoveries from tenants	14,739	13,439
Parking and other tenant charges	3,580	4,105

Total rental revenue	122,369	114,282
Real estate service revenue	5,573	5,466

Total operating revenues	127,942	119,748

Operating expenses:
Property expenses:
Operating expenses	31,108	28,801
Real estate taxes	11,234	10,756
General and administrative	10,749	10,272
Depreciation and amortization	34,961	30,844

Total operating expenses	88,052	80,673

Real estate operating income	39,890	39,075

Other (expense) income:
Interest expense	(29,499)	(26,341)
Equity in earnings of unconsolidated entities	1,070	1,998
Interest and other income	1,450	694

Net other expense	(26,979)	(23,649)

Income from continuing operations before income taxes, minority interest, impairment losses on real estate and gain (loss) on sale of properties	12,911	15,426

Income taxes	(172)	(122)
Minority interest	(1,791)	(2,026)
Impairment losses on real estate	(4,000)	—
Gain (loss) on sale of properties	88,094	(10)

Income from continuing operations	95,042	13,268
Discontinued operations	—	1,962

Net income	95,042	15,230

Less: Distributions on preferred and unvested restricted units	(4,031)	(3,940)

Net income available to general and limited partners	$91,011	$11,290

Net income attributable to general partner	$910	$113

Net income attributable to limited partners	$90,101	$11,177

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2005 and 2004

(In thousands)	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$95,042	$15,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,961	33,446
Minority interest	1,791	2,026
Equity in earnings of unconsolidated entities	(1,070)	(1,998)
Gain on sale of properties	(88,094)	10
Gain on sale of properties - discontinued operations	—	(66)
(Gain) loss on sale of residential property	—	(225)
Impairment losses on real estate	4,000	—
(Recovery of) provision for uncollectible accounts	(69)	80
Stock-based compensation	1,305	905
Above/below market lease amortization	2,009	(270)
Amortization of deferred financing costs	1,003	1,342
Other	622	425
Changes in assets and liabilities:
Decrease in accounts receivable	5,214	705
Increase in accrued straight-line rents	(3,015)	(2,236)
Additions to tenant leasing costs	(4,271)	(2,276)
Increase in intangible assets, prepaid expenses and other assets	(2,666)	(1,213)
Decrease in accounts payable and accrued expenses	(24,781)	(8,083)
Decrease in rent received in advance and security deposits	(5,878)	(4,471)

Total adjustments	(78,939)	18,101

Net cash provided by operating activities	16,103	33,331

Cash flows from investing activities:
Rental property additions	(1,859)	(1,592)
Additions to tenant improvements	(6,063)	(10,040)
Additions to land held for development or sale and construction in progress	(134)	(1,776)
Issuance of notes receivable	(6,540)	(2,081)
Payments on notes receivable	419	—
Distributions from unconsolidated entities	1,770	1,383
Investments in unconsolidated entities	(3,119)	(178)
Acquisition of minority interest	(3,831)	(1,079)
Increase in restricted deposits	(655)	(533)
Proceeds from sale of residential property	930	2,060
Proceeds from sales of properties	191,940	10,512

Net cash provided by (used in) investing activities	172,858	(3,324)

Cash flows from financing activities:
Issuance of common units	2,129	31,589
Repayment of unsecured notes	(100,000)	—
Proceeds from issuance of unsecured notes, net of issuance costs	—	222,892
Net borrowings (repayments) on unsecured credit facility	93,000	(228,000)
Repayments of mortgages and notes payable	(1,497)	(21,785)
Distributions to partners and minority interests	(34,092)	(33,246)

Net cash used in financing activities	(40,460)	(28,550)

Increase in cash and cash equivalents	148,501	1,457
Cash and cash equivalents, beginning of the period	4,735	4,299

Cash and cash equivalents, end of the period	$153,236	$5,756

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $176 for the three months ended March 31, 2004)	$40,376	$38,763

Income tax payments (refunds), net	$184	$(23)

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Business

We are a Delaware Limited Partnership. Along with our subsidiaries, we focus on the acquisition, development, ownership and operation of office properties, located primarily in selected markets across the United States. We were formed on March 17, 2004 by CarrAmerica Realty Corporation (“CarrAmerica”), a fully integrated, self-managed and publicly traded real estate investment trust (“REIT”). CarrAmerica formed us for the purpose of restructuring the manner in which CarrAmerica held its assets by converting to an umbrella partnership real estate investment trust or UPREIT structure. On June 30, 2004, in connection with this conversion, CarrAmerica contributed substantially all of its assets to us in exchange for common and preferred partnership units and our assumption of substantially all of CarrAmerica’s liabilities. CarrAmerica now conducts and intends to continue to conduct its activities through us.

We are managed by CarrAmerica as our sole general partner. As general partner, CarrAmerica generally has exclusive power under the partnership agreement to manage and conduct our business, subject to certain limited approval and voting rights of the other limited partners. CarrAmerica and its wholly owned subsidiary, CarrAmerica OP, LLC, a Delaware limited liability company, also own units of common limited partnership interest in us. The number of common units held by CarrAmerica and CarrAmerica OP, LLC is at all times equal to the number of shares of common stock of CarrAmerica outstanding (55,195,226 at March 31, 2005). CarrAmerica and CarrAmerica OP, LLC owned 100% of our outstanding common units at March 31, 2005. In connection with the UPREIT conversion, we also issued to CarrAmerica 8,050,000 Series E Cumulative Redeemable Preferred Partnership Units with terms that are substantially the same as the economic terms of CarrAmerica’s Series E preferred stock. These preferred units represented 100% of our outstanding preferred units at March 31, 2005.

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

The contribution by CarrAmerica of substantially all of its assets to us and our assumption of substantially all of CarrAmerica’s liabilities was accounted for as a transfer between entities under common control and, accordingly, the assets and liabilities were recorded by us at their carrying amounts in the accounts of CarrAmerica at the date of transfer. For periods prior to the transfer, CarrAmerica is considered our predecessor and, accordingly, the historical financial statements of CarrAmerica are our historical financial statements, except for changes in presentation required by our different legal and ownership structures (e.g., we report partners’ capital rather than stockholders’ equity in our consolidated balance sheets, certain disclosures made by CarrAmerica do not apply to us and transactions affecting our partners’ capital are treated as transactions with CarrAmerica rather than CarrAmerica’s shareholders). These changes have no effect on net income or net assets reported in the historical financial statements. The financial statements have been prepared using the accounting policies described in CarrAmerica’s 2004 annual report on Form 10-K.

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

(d)	Derivative Financial Instruments and Hedging

On November 20, 2002, in conjunction with the issuance of $175.0 million of our 5.25% senior unsecured notes, we entered into interest rate swap agreements with JPMorgan Chase Bank, Bank of America, N.A. and Goldman, Sachs & Co. Under the terms of these agreements, we receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of March 31, 2005, the fair value of the interest rate swaps was a payable of approximately $(3.3) million. We recognized an increase in interest expense for the three months ended March 31, 2005 of approximately $14,000 and a reduction in interest expense of approximately $1.2 million for the three months ended March 31, 2004 related to the swaps. As of March 31, 2005, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was 5.28%. On April 18, 2005, we terminated these swap agreements by paying approximately $2.0 million. This payment will be amortized to interest expense over the remaining term of the senior unsecured notes which mature November 2007. The effective rate of interest on the notes giving effect to the swap termination is 5.69%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of our 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JPMorgan Chase Bank and Bank of America, N.A. Under the terms of these agreements, we receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of March 31, 2005, the fair value of the interest rate swaps was a payable of approximately $(5.0) million. We recognized an increase in interest expense for the three months ended March 31, 2005 of approximately $0.1 million and a reduction in interest expense of approximately $0.1 million for the three months ended March 31, 2004 related to the swaps. As of March 31, 2005, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 3.98%.

On August 10, 2004, we entered into interest rate lock agreements with a notional amount of $150.0 million with JPMorgan Chase Bank, Goldman, Sachs & Co. and Morgan Stanley in anticipation of our 5.125% $200.0 million senior unsecured note offering. We settled the interest rate locks on August 20, 2004 and paid $0.6 million to the counterparties. The interest rate locks qualified as cash flow hedges and are being amortized to interest expense over the life of our senior unsecured notes due in 2011. During the three months ended March 31, 2005, the impact of the interest rate locks on interest expense was not material.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In December 2003, we purchased an interest rate cap with a notional amount of $100.0 million and LIBOR capped at 8.0% which expired in January 2005.

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

	Three Months Ended March 31,
(In thousands)	2005	2004
Net income as reported	$95,042	$15,230
Stock-based compensation cost from stock option plans included in net income	39	38
Stock-based compensation cost from restricted stock plan included in net income	1,266	867
Fair value of stock-based compensation	(1,469)	(1,188)

Pro forma net income	$94,878	$14,947

(f)	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period’s presentation.

(g)	Other Comprehensive Income

We hold stock warrants which we obtained from a former tenant in settlement of its lease obligations. The unrealized gain or loss on these securities is an item of other comprehensive income.

Comprehensive income is summarized as follows:

	Three Months Ended March 31,
(In thousands)	2005	2004
Net income	$95,042	$15,230
Item of comprehensive income - Unrealized loss on securities	(91)	—

Comprehensive income	$94,951	$15,230

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(2)	Gain on Sale of Properties and Discontinued Operations

The tables below summarize property sales for the three months ended March 31, 2005 and 2004:

2005

Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Alton Deere	Mar-05	182,561	31,469	9,002
CarrAmerica Corporate Center	Mar-05	1,004,679	153,986	77,433

2004

Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills	Mar-04	166,149	10,512	66

During the three months ended March 31, 2005, we disposed of our Alton Deere property. We recognized a gain of approximately $9.0 million on the transaction. On March 31, 2005, we had a partial sale of CarrAmerica Corporate Center to a joint venture in return for a 19% interest in the venture and cash of approximately $154.0 million. We recognized a gain of $77.4 million on the transaction. We are committed to fund $2.7 million of additional capital to this venture which will increase our percentage ownership to 20%. We expect to make the capital contribution in 2005. We continue to manage both properties under management agreements and the gains on these sales and the operating results of these properties are not classified as discontinued operations due to our continuing involvement. In addition to these sales, a joint venture in which we are a 30% partner sold two floors of a building. We recognized a gain of $1.7 million on the transaction and received cash proceeds of $6.5 million.

During the three months ended March 31, 2004, we disposed of our Tower of the Hills property. The gain on this sale and the operating results of this property are classified as discontinued operations as we had no continuing involvement with the property after the sale. We had previously recognized an impairment loss of $3.0 million on Tower of the Hills in the fourth quarter of 2003.

As stated above, the operating results of our Tower of the Hills property along with our Atlanta portfolio, which we sold in September 2004 and First Street Technology and Valley Business Park I, which we sold in December 2004, are classified as discontinued operations. Operating results of the properties classified as discontinued operations are summarized as follows:

	For the three months ended March 31,
(In thousands)	2005	2004
Revenue	$—	$7,865
Property expenses	—	3,367
Depreciation and amortization	—	2,602

Net operations of properties sold or held for sale	—	1,896
Gain on sale of properties	—	66

Discontinued operations	$—	$1,962

Number of buildings included in discontinued operations	—	20

During the remainder of 2005, we anticipate marketing 11 properties for sale. As a result we have reduced our estimated holding periods for these properties. Of these properties, two, Quorum Place and 5000 Quorum in

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Dallas, Texas, have book values in excess of our current estimate of their current fair market values less costs to sell and net operating cash receipts during their shortened holding periods. As a result, we recognized impairment losses of $1.8 million and $2.2 million, respectively, on these two properties. All of the properties which we plan to market currently do not meet our criteria to be classified as held for sale or as discontinued operations.

(3)	Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	March 31, 2005	December 31, 2004
Fixed rate mortgages	$261,696	$262,930
Notes payable	18,964	19,228
Unsecured credit facility	388,000	295,000
Senior unsecured notes	1,275,000	1,375,000

	1,943,660	1,952,158

Unamortized discount and fair value adjustment, net	(15,488)	(11,028)

	$1,928,172	$1,941,130

We repaid $1.2 million of fixed rate mortgage debt in the first three months of 2005.

On June 30, 2004, we entered into a new $500.0 million, three year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. The facility replaced, and was used to repay all amounts outstanding under our previous senior unsecured credit facility. We may increase the facility to $700.0 million by our request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at our option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 3.52% as of March 31, 2005. As of March 31, 2005, $388.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and we had $76.1 million available for borrowing. As of April 1, 2005, after application of the cash proceeds from the partial sale of CarrAmerica Corporate Center to a new joint venture, $248.0 million was drawn on the credit facility and $216.1 million was available for borrowing.

Our unsecured credit facility contains financial and other covenants with which we must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense of at least 2 to 1;

•	A minimum ratio of annual EBITDA to fixed charges of at least 1.5 to 1;

•	A maximum ratio of aggregate unsecured debt to tangible fair market value of our unencumbered assets of 60%;

•	A maximum ratio of total secured debt to tangible fair market value of our assets of 30%;

•	A maximum ratio of total debt to tangible fair market value of our assets of 60%; and

•	Restrictions on our ability to make dividend distributions in excess of 90% of funds from operations or the minimum amount necessary to enable us to maintain our status as a REIT.

As of March 31, 2005, we are in compliance with all debt covenants. However, our ability to draw on our unsecured credit facility or to incur other unsecured debt in the future could be restricted by the covenants. During the first quarter of 2005, we amended our credit facility, increasing the maximum ratio of total debt to tangible fair market value of our assets to 60%. In addition, the capitalization rate used to compute the fair market value of our assets for purposes of calculating this ratio was decreased from 9.0% to 8.5% for properties located in the Washington, D.C. metropolitan area.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

We have senior unsecured notes outstanding at March 31, 2005 as follows:

(In thousands)	Note Principal	Unamortized Discount	Fair Value Adjustment	Total
7.375% notes due in 2007	$125,000	$(325)	$—	$124,675
5.261% notes due in 2007	50,000	(80)	—	49,920
5.25% notes due in 2007	175,000	(721)	(3,272)	171,007
3.625% notes due in 2009	225,000	(612)	(4,959)	219,429
6.875% notes due in 2008	100,000	(1,205)	—	98,795
5.125% notes due in 2011	200,000	(577)	—	199,423
7.125% notes due in 2012	400,000	(3,737)	—	396,263

	$1,275,000	$(7,257)	$(8,231)	$1,259,512

All of the notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries and our $200.0 million principal amount of senior unsecured notes issued in August 2004 are also guaranteed by CarrAmerica.

Our senior unsecured notes also contain covenants with which we must comply. These covenants include:

•	Limits on our total indebtedness on a consolidated basis;

•	Limits on our secured indebtedness on a consolidated basis;

•	Limits on our required debt service payments; and

•	Compliance with the financial covenants of our credit facility.

We were in compliance with our senior unsecured notes covenants as of March 31, 2005.

$100.0 million of senior unsecured notes matured on March 1, 2005 and were repaid on that date using borrowings from our unsecured credit facility.

(4)	Guarantees

Our obligations under guarantee agreements at March 31, 2005 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Apr-05	$40,000,000	$—
Loan[2]	Atlantic Building	Mar-07	25,000,000	160,000
Completion[3]	Atlantic Building	Mar-07	66,384,000	250,000
Completion[4]	Shakespeare Theatre	Dec-06	47,458,000	725,000
Loan[5]	10UCP	Nov-06	1,015,000	—
Loan[6]	Square 320	Mar-06	19,570,000	165,000

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guarantee to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
3.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

4.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender and/or owners. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
5.	Lease-up guarantee to a lender. Funds related to this guarantee are being held in escrow by a joint venture in which we own a minority interest.
6.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.

(5)	Segment Information

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

Operating results of our reportable segment and our other operations for the three months ended March 31, 2005 and 2004 are summarized as follows:

	For the three months ended March 31, 2005
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Total
Revenue	$122.4	$5.5	$127.9
Segment expense	42.3	10.7	53.0

Property/Segment operating income (loss)	80.1	(5.2)	74.9

Depreciation expense			35.0

Operating income			39.9
Interest expense			(29.5)
Other expense, net			(1.5)
Minority interest and taxes			(2.0)
Gain on sold properties			88.1

Net income			$95.0

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the three months ended March 31, 2004
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$122.2	$5.5	$(7.9)	$119.8
Segment expense	43.0	10.3	(3.4)	49.9

Property/Segment operating income (loss)	79.2	(4.8)	(4.5)	69.9

Depreciation expense				30.8

Operating income				39.1
Interest expense				(26.3)
Other income				2.7
Minority interest and taxes				(2.2)
Discontinued operations				1.9

Net income				$15.2

(6)	New Accounting Proncouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Compensation.” It replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) requires the compensation cost relating to share-based payment transactions be recognized in financial statements. It is required to be applied by us beginning January 1, 2006. We intend to adopt SFAS No. 123(R) using the modified prospective application method which requires, among other things, that we recognize compensation cost for all awards outstanding at January 1, 2006, for which the requisite service has not yet been rendered. Because we have used a fair value based method of accounting for stock-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2003, and do not expect to have significant unvested awards from periods prior to January 1, 2003 outstanding at January 1, 2006, adoption of SFAS No. 123 (R) is not expected to have a material effect on our financial statements.

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

(7)	Supplemental Cash Flow Information

We acquired $3.1 million of minority interest units which were redeemed for shares of CarrAmerica’s common stock during the three months ended March 31, 2004.

(8)	Subsequent Events

On April 18, 2005, we terminated swap agreements associated with our $175.0 million 5.25% senior unsecured notes by paying approximately $2.0 million. This payment will be amortized to interest expense over the remaining term of the senior unsecured notes which mature November 2007. The effective rate of interest on the notes giving effect to the swap termination is 5.69%.

On April 21, 2005, we sold our Westlake Spectrum property for net cash proceeds of $20.6 million and recognized a gain of approximately $3.8 million. The cash proceeds from this sale were used to repay amounts outstanding under our line of credit. As we will have no continuing involvement with this property after the sale, the gain on this sale and operating results of the property will be classified as discontinued operations. The property did not meet our criteria to be classified as held for sale or as discontinued operations as of March 31, 2005.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

On April 26, 2005, we entered into a new joint venture arrangement with institutional investors advised by JPMorgan Asset Management. The joint venture, in which we are a 20% partner, acquired a three building 984,000 rentable square feet property in Addison, Texas for approximately $153.5 million. Our investment was $11.4 million in cash.

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

After several years of adverse conditions in the commercial office real estate markets, vacancy rates peaked in the majority of our markets in 2003 and then began to improve. In 2004, we had positive net absorption in all of our markets, and vacancy rates declined in all of our markets except Chicago and Salt Lake City. As a result of improved office job growth, leasing activity is up significantly, and we believe that market rental rates have stabilized in all of our markets and have improved in some of our markets including Washington, D.C. and Southern California. Rental economics are expected to improve in most of our markets by the end of 2005.

Due to the improving market conditions described above and the elimination of most of our poor credit quality tenants through lease defaults and terminations in the last few years, we believe that our average occupancy in most markets stabilized in the second half of 2004. Our occupancy in the portfolio of operating properties increased to 88.6% at March 31, 2005 compared to 88.2% at December 31, 2004 and 87.4% at March 31, 2004. If demand continues to improve in the balance of 2005, we expect that our overall portfolio average occupancy may improve further. Our occupancy improved slightly in 2005 over 2004 due to acquisitions of properties with higher occupancies and dispositions of certain low occupancy properties. Our same store (properties we owned in both years) occupancy was 88.4% at March 31, 2005 compared to 88.7% at March 31, 2004. In connection with terminating tenants in the three months ended March 31, 2005, we earned $0.7 million of termination fees compared to $1.5 million for the three months ended March 31, 2004. These fees are non-recurring in nature and while we expect we will earn modest termination fees in 2005, we expect that they will be substantially lower than in 2004.

Not withstanding the improving markets for office space and declining vacancy rates, rental rates on space that was re-leased in 2005 decreased an average of 11.7% in comparison to rates that were in effect under expiring leases. While market rental rates have stabilized in our markets, rental rates on in-place leases in certain markets remain significantly above current market rental rates. We estimate that market rental rates on leased space expiring in 2005 will be, on average, approximately 8%-12% lower than straight-lined rents on expiring leases. We have 1.2 million square feet of space on which leases are currently scheduled to expire in the remainder of 2005.

During the remainder of 2005, we are anticipating marketing 11 properties for sale. There can be no assurance any of these sales will be consummated. We plan to use any proceeds resulting from the sale of any property for the acquisition of other properties or general corporate purposes.

Although real estate service revenue increased in the first three months of 2005 from 2004, we expect real estate service revenue to be significantly lower for the full year 2005 than 2004 due to lower development and leasing fees.

During 2003 and continuing in 2004, we experienced increases in tenant improvement and leasing costs as compared to historical levels as a result of competitive market conditions. We expect that tenant improvements will continue at high levels in 2005 due to continuing competitive market conditions. Additionally, we expect to incur unusually high levels of tenant improvements and lease commissions due to the commencement of a 394,000 square foot lease in Washington, D.C. In connection with this lease, we expect to incur approximately $15.0 million of tenant improvements and lease commissions in 2005 with additional amounts being incurred in 2006. The existing tenant will vacate the space on June 30, 2005 and this space will be taken out of service during the period required to prepare the space for the new tenant, which we estimate to be between two and four months. In addition to high levels of tenant improvements and commissions, we will not recognize any revenue from the new lease during the period this space is not in service.

In December 2003, CarrAmerica Realty Corporation’s (“CarrAmerica”) Board of Directors approved a plan to restructure the manner in which CarrAmerica held its assets by converting to what is commonly referred to as an umbrella partnership REIT (real estate investment trust), or UPREIT, structure. To effect the UPREIT restructuring, we

Management’s Discussion and Analysis

were formed and CarrAmerica contributed substantially all of its assets to us on June 30, 2004 in exchange for 100% of our units of common and preferred partnership interest. We assumed substantially all of CarrAmerica’s liabilities, including the assumption of the obligations under its unsecured credit facility and its senior unsecured notes. At March 31, 2005, CarrAmerica owned all of our outstanding units of partnership interest.

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

General

During the three months ended March 31, 2005 we completed the following significant transactions:

•	We retired $100.0 million of senior unsecured notes with proceeds from our unsecured line of credit.

•	We had a partial sale of one operating property (seven buildings) with 1.0 million rentable square feet to a joint venture in exchange for a 19% interest and cash proceeds of approximately $154.0 million.

•	We disposed of an operating property (six buildings) generating net proceeds of approximately $31.5 million.
•	A joint venture in which we are a 30% partner sold two floors of a building. We received cash of $6.5 million from the partial sale.

During the three months ended March 31, 2004 we completed the following significant transactions:

•	We issued $225.0 million principal amount of 3.625% senior unsecured notes in March 2004 with net proceeds of approximately $222.9 million which were used to pay down amounts outstanding under our unsecured line of credit. The notes mature April 1, 2009.

•	We entered into a $100.0 million interest rate swap in connection with the issuance of the 3.625% senior unsecured notes which qualifies for fair value hedge accounting.

•	We disposed of one operating property generating net proceeds of approximately $10.5 million.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. Our critical accounting policies and estimates relate to estimating the depreciable lives of assets, evaluating the impairment of long-lived assets and investments, allocating the purchase cost of acquired properties and evaluating the collectibility of accounts receivable.

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

Base building	30 to 50 years
Building components	7 to 20 years
Tenant improvements	Lesser of the terms of the leases or useful lives of the assets
Furniture, fixtures and equipment	5 to 15 years

Management’s Discussion and Analysis

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

We assess the carrying value of our long-lived assets on a regular basis. If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property and related assets, such as tenant improvements, lease commissions and in-place lease intangibles, are written down to estimated fair value and an impairment loss is recognized. If we decide to sell rental properties or land holdings, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property and related assets are written down to estimated fair value less costs to sell and an impairment loss is recognized. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of additional impairment losses which, under applicable accounting guidance, could be substantial. During the remainder of 2005, we anticipate marketing 11 properties for sale. As a result, we have reduced our estimated holding periods for these properties. Of these properties, two, Quorum Place and 5000 Quorum in Dallas, Texas, have book values in excess of our estimate of their current fair market values less costs to sell and net operating cash receipts during their shortened holding periods. We recognized impairment losses of $1.8 million and $2.2 million, respectively, on these two properties in the first quarter of 2005.

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

Management’s Discussion and Analysis

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

Results Of Operations

Property Operating Revenue

Property operating revenue is summarized as follows:

	For the three months ended March 31,		Variance
(In millions)	2005	2004	2005 vs. 2004
Minimum base rent	$104.1	$96.7	$7.4
Recoveries from tenants	14.7	13.4	1.3
Parking and other tenant charges	3.6	4.1	(0.5)

Property operating revenue is composed of minimum base rent from our office buildings, revenue from the recovery of operating expenses from our tenants and other revenue such as parking and termination fees. Occupancy in our consolidated buildings by market as of March 31, 2005 and 2004 was as follows:

	March 31, 2005		March 31, 2004		Variance
Market	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased
Washington, DC	4,257,623	97.8	3,710,596	95.7	547,027	2.1
Chicago	1,225,916	63.8	1,225,516	68.1	400	(4.3)
Atlanta	—	—	1,695,539	77.8	(1,695,539)	(77.8)
Dallas	1,005,386	86.8	1,005,655	83.7	(269)	3.1
Austin	265,901	78.1	265,901	73.2	—	4.9
Denver	910,325	92.9	904,717	91.4	5,608	1.5
Phoenix	532,506	100.0	532,506	100.0	—	—
Portland	275,193	81.8	275,193	80.7	—	1.1
Seattle	1,498,473	77.2	1,499,115	77.7	(642)	(0.5)
Salt Lake City	628,182	90.2	628,331	87.7	(149)	2.5
San Francisco	5,320,864	87.1	5,667,632	87.7	(346,768)	(0.6)
Los Angeles	660,226	83.1	658,831	94.6	1,395	(11.5)
Orange County	789,130	96.8	970,458	97.4	(181,328)	(0.6)
San Diego	1,316,162	95.2	1,191,950	92.1	124,212	3.1

Total	18,685,887	88.6	20,231,940	87.4	(1,546,053)	1.2

Minimum Base Rent

Minimum base rent increased $7.4 million (7.7%) in the first quarter of 2005 compared to 2004. The increase in minimum base rent in 2005 was due primarily to rents from buildings acquired in 2004 ($9.1 million) partially offset by vacancies and lower rental rates on new leases ($1.7 million). We expect minimum base rent to be under downward pressure during the remainder of the year as a result of re-leasing space at significantly lower rates than those rates that were in effect under expiring leases.

Management’s Discussion and Analysis

Our lease rollover by square footage and rent at March 31, 2005 is as follows:

	Leased Sq. Footage[1]	Rent ($000)
2005	1,218,864	24,843
2006	2,788,875	70,483
2007	2,545,224	60,327
2008	2,143,469	47,835
2009	2,573,674	50,526
2010	1,526,759	36,191
2011	684,362	17,080
2012	930,910	23,566
2013	630,589	15,956
2014	282,629	7,241
2015 and thereafter	1,222,182	52,152

	16,547,537	406,200

[1]	Does not include vacant space at 3/31/05 - 2.1 million sq. ft.

Recoveries from Tenants

Recoveries from tenants increased $1.3 million (9.7%) in the first quarter of 2005 from 2004. The increase in recoveries from tenants is primarily the result of recoveries from tenants in buildings acquired in 2004 ($1.8 million).

Parking and Other Tenant Charges

Parking and other tenant charges decreased $0.5 million (12.2%) in the first quarter of 2005 from 2004 due primarily to a reduction in lease termination fees. Lease termination fees were $0.7 million in 2005 and $1.5 million in 2004. Lease termination fees are paid by a tenant in exchange for our agreement to terminate the lease or pursuant to a termination provision in its lease document. Vacancies created as a result of these terminations negatively impact future rents until the space is relet.

Property Expenses

Property expenses are summarized as follows:

	For the three months ended March 31,		Variance
(In millions)	2005	2004	2005 vs. 2004
Property operating expenses	$31.1	$28.8	$2.3
Real estate taxes	11.2	10.8	0.4

Property operating expenses increased $2.3 million (8.0%) in the first quarter of 2005 from 2004 due primarily to expenses related to buildings acquired in 2004 ($1.8 million) and increased operating services expenses ($0.6 million) partially offset by lower insurance expense ($0.7 million).

Real estate taxes increased $0.4 million (3.7%) in the first quarter of 2005 from 2004. The increase was due primarily to the impact of property acquisitions ($1.2 million) partially offset by lower property tax assessments principally in California.

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

	For the three months ended March 31,		Variance
(In millions)	2005	2004	2005 vs. 2004
Property operating income	$80.0	$74.7	$5.3
Property operating income percent	65.4%	65.4%	0.0%

Management’s Discussion and Analysis

Property operating income increased $5.3 million (7.1%) in the first quarter of 2005 from 2004 due primarily to the impact of properties acquired in 2004 partially offset by the impact of declining rental rates on new leases. Property operating income as a percentage of property operations revenue remained unchanged at 65.4% for the first quarter of 2005 and 2004.

Real Estate Service Revenue

Real estate service revenue, which includes our third party property management services and our development services, increased $0.1 million in the first quarter of 2005 from 2004 due to increased leasing fees. For the full year 2005, real estate service revenue is expected to be lower than in 2004.

General and Administrative Expense

General and administrative expense increased $0.5 million in the first quarter of 2005 as compared to 2004. The increase was due primarily to the settlement of litigation ($1.2 million) partially offset by lower legal expenses ($0.5 million).

Depreciation and Amortization

Depreciation and amortization increased $4.1 million (13.3%) in the first quarter of 2005 compared to the first quarter of 2004. This increase was due primarily to the effects of the depreciation and amortization related to buildings acquired in 2004, including the amortization of related intangible assets.

Interest Expense

Interest expense increased $3.2 million (12.0%) during the first quarter of 2005 compared to 2004. This increase was due primarily to higher average levels of debt outstanding ($3.3 million) as a result of our 2004 property acquisitions and lower capitalized interest ($0.2 million) partially offset by lower average interest rates ($0.3 million).

Other Income

Other income was $2.5 million in the first quarter of 2005 compared to $2.7 million in the first quarter of 2004 due primarily to increased interest income from our notes receivable ($0.7 million) partially offset by lower equity in earnings of our unconsolidated joint ventures ($0.9 million).

Management’s Discussion and Analysis

Gain on Sale of Properties and Discontinued Operations

The tables below summarize property sales for the three months ended March 31, 2005 and 2004:

2005

Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Alton Deere	Mar-05	182,561	31,469	9,002
CarrAmerica Corporate Center	Mar-05	1,004,679	153,986	77,433

2004

Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills	Mar-04	166,149	10,512	66

During the three months ended March 31, 2005, we disposed of our Alton Deere property. We recognized a gain of approximately $9.0 million on the transaction. On March 31, 2005, we had a partial sale of CarrAmerica Corporate Center to a joint venture in return for a 19% interest in the venture and cash of $154.0 million. We recognized a gain of $77.4 million on the transaction. We are committed to fund $2.7 million of additional capital to this venture which will increase our percentage of ownership to 20%. We expect to make the capital contribution in 2005. We continue to manage both of these properties under management agreements and the gains on these sales and the operating results of these properties are not classified as discontinued operations due to our continuing involvement. In addition to these sales, a joint venture in which we are a 30% partner sold two floors of a building. We recognized a gain of $1.7 million on the transaction and received cash proceeds of $6.5 million.

During the three months ended March 31, 2004, we disposed of our Tower of the Hills property. The gain on this sale and the operating results of this property are classified as discontinued operations as we had no continuing involvement with the property after the sale. We had previously recognized an impairment loss of $3.0 million on Tower of the Hills in the fourth quarter of 2003.

As stated above, the operating results of our Tower of the Hills property along with our Atlanta portfolio, which we sold in September 2004 and First Street Technology and Valley Business Park I, which we sold in December 2004, are classified as discontinued operations. Operating results of the properties classified as discontinued operations are summarized as follows:

	For the three months ended March 31,
(In thousands)	2005	2004
Revenue	$—	$7,865
Property expenses	—	3,367
Depreciation and amortization	—	2,602

Net operations of properties sold or held for sale	—	1,896
Gain on sale of properties	—	66

Discontinued operations	$—	$1,962

Number of buildings included in discontinued operations	—	20

During the remainder of 2005, we anticipate marketing 11 properties for sale. As a result we have reduced our estimated holding periods for these properties. Of these properties, two, Quorum Place and 5000 Quorum in Dallas, Texas, have book values in excess of our estimate of their current fair market values less costs to sell and net operating cash receipts during their shortened holding periods. As a result, we recognized impairment losses of $1.8 million and $2.2 million, respectively, on these two properties. All of the properties which we plan to market currently do not meet our criteria to be classified as held for sale or as discontinued operations.

Management’s Discussion and Analysis

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the three months ended March 31,		Variance
(In millions)	2005	2004	2005 vs. 2004
Cash provided by operating activities	$16.1	$33.3	$(17.2)
Cash provided by (used in) investing activities	172.9	(3.3)	176.2
Cash used in financing activities	(40.5)	(28.6)	(11.9)

Operations generated $16.1 million of net cash for the first three months of 2005 compared to $33.3 million in 2004. The change in cash flow from operating activities was primarily the result of fluctuations in working capital primarily in accounts payable and accrued expenses.

Our investing activities provided net cash of $172.9 million in 2005 and used net cash of $3.3 million in 2004. The change in cash used in investing activities in 2005 was due primarily to increased proceeds from sales of properties ($181.4 million).

Our financing activities used net cash of $40.5 million in 2005 and $28.6 million in 2004. The change in net cash from financing activities in 2005 was due primarily to a decrease in units issued ($29.5 million) and higher unit distributions ($0.8 million) partially offset by lower net repayments of debt ($18.4 million).

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of capital are our real estate operations and our unsecured credit facility. As of March 31, 2005, we had approximately $153.2 million in cash and cash equivalents and $76.1 million available for borrowing under our unsecured credit facility. As of April 1, 2005, we had approximately $8.1 million in cash and cash equivalents and $216.1 million available for borrowing under our unsecured credit facility. We derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

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

During the remainder of 2005, we expect that we will have significant capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding distributions on our common and preferred units and making distributions to third party unit holders in certain of our subsidiaries;

•	Approximately $75-$95 million to invest in our existing portfolio of operating assets, including approximately $70-$85 million tenant-related capital requirements; and

•	Approximately $5-$10 million to fund mezzanine loans we have committed to make in connection with two projects for which we are providing development management services.

Management’s Discussion and Analysis

We expect to meet our capital requirements using cash generated by our real estate operations, by borrowings on our unsecured credit facility, and from proceeds from the sale of properties. We could also raise additional debt or equity capital in the public market or fund acquisitions of properties through property-specific mortgage debt.

We believe that we will generate sufficient cash flow from operations and the possible disposition of assets and have access to the capital resources necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations, to pay distributions to CarrAmerica to enable it to be in compliance with REIT requirements, to acquire additional properties and land, and to pay for construction in progress. If we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, we may not be able to pay the distributions to CarrAmerica to enable CarrAmerica to pay dividends at a sufficient level to maintain its status as a REIT or under the terms of its preferred stock, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements with respect to our existing portfolio of operating assets. Also if, as a result of general economic downturns, our credit rating is downgraded, rental rates on new leases are significantly lower than expiring leases or our properties do not otherwise perform as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. Any of these events could have a material adverse effect on our liquidity, financial condition, results of operations and the value of our and CarrAmerica’s securities. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In most cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We may refinance that debt when it matures, or we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

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

In December 2003, CarrAmerica’s Board of Directors approved a plan to restructure the manner in which CarrAmerica held its assets by converting to what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, we were formed and CarrAmerica contributed substantially all of its assets to us on June 30, 2004 in exchange for 100% of our units of common and preferred partnership interest. We assumed substantially all of CarrAmerica’s liabilities, including the assumption of the obligations under its unsecured credit facility and its senior unsecured notes. At March 31, 2005, CarrAmerica owned all of our outstanding units of partnership interest.

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

Management’s Discussion and Analysis

We are capitalized through the issuance of units. CarrAmerica serves as our sole general partner and currently owns the general partnership interest and substantially all of the common limited partnership interest. Its wholly owned subsidiary, CarrAmerica OP, LLC, a Delaware limited liability company, owns a nominal common limited partnership interest in us. Together, CarrAmerica and CarrAmerica OP, LLC owned all of our common units outstanding at March 31, 2005. In connection with the UPREIT conversion, we issued to CarrAmerica 8,050,000 Series E Cumulative Redeemable Preferred Partnership Units with terms that are substantially the same as the economic terms of CarrAmerica’s Series E preferred stock. These preferred units represented 100% of our outstanding preferred units at March 31, 2005.

We are managed by CarrAmerica as sole general partner. Even if we in the future admit additional limited partners, CarrAmerica, as the sole general partner, will generally have the exclusive power under the partnership agreement to manage and conduct our business, subject to certain limited approval and voting rights of the limited partners.

Real Estate Operations

After several years of adverse conditions in the real estate markets, vacancy rates peaked in the majority of our markets in 2003 and then began to improve. In 2004, we had positive net absorption in all of our markets, and vacancy rates declined in all of our markets except Chicago and Salt Lake City. As a result of improved office job growth, leasing activity is up significantly, and we believe that market rental rates have stabilized in all of our markets and have improved in some of our markets including Washington, D.C. and Southern California. Rental economics are expected to improve in most of our markets by the end of 2005.

Due to the improving market conditions described above and the elimination of most of our poor credit quality tenants through lease defaults and terminations in the last few years, we believe that our average occupancy in most markets stabilized in the second half of 2004. Our occupancy in the portfolio of operating properties increased to 88.6% at March 31, 2005 compared to 88.2% at December 31, 2004 and 87.4% at March 31, 2004. If demand continues to improve in the balance of 2005, we expect that our overall portfolio average occupancy may improve further. Our occupancy improved slightly in 2005 over 2004 due to acquisitions of properties with higher occupancies and dispositions of certain low occupancy properties. Our same store (properties we owned in both years) occupancy was 88.4% at March 31, 2005 compared to 88.7% at March 31, 2004. In connection with terminating tenants for the three months ended March 31, 2005, we earned $0.7 million of termination fees compared to $1.5 million for the three months ended March 31, 2004. These fees are non-recurring in nature and while we expect we will earn modest termination fees in 2005, we expect that they will be substantially lower than in 2004.

Rental rates on space that was re-leased in 2005 decreased an average of 11.7% in comparison to rates that were in effect under expiring leases. While market rental rates have stabilized in our markets, rental rates on in-place leases in certain markets remain significantly above current market rental rates. We estimate that market rental rates on leased space expiring in 2005 will be, on average, approximately 8%-12% lower than straight-lined rents on expiring leases. We have 1.2 million square feet of space on which leases are currently scheduled to expire in the remainder of 2005.

The International Monetary Fund is vacating approximately 500,000 square feet in one property in Washington, D.C. on June 30, 2005. Base rental income associated with this lease is approximately $1.5 million per month. Approximately 80% of this space has been leased to a new tenant. However, the new lease requires the space to be taken out of service for a period of two to four months to complete building improvements for the new tenant, includes eight months of abated rent and requires significant capital investment in tenant improvements and lease commissions. As a result, we expect this vacancy and abatement of rent to have a significant negative impact on our operating cash flows and results of operations during the second half of 2005.

Debt Financing

We generally use unsecured debt, including senior unsecured notes and our unsecured credit facility, to meet our borrowing needs. As a component of this financing strategy, we continue to unencumber our assets where possible by repaying existing mortgage debt with unsecured debt. As of March 31, 2005, we had reduced our fixed rate mortgage debt to approximately $261.7 million, or 13.5% of our total debt, from $368.3 million, or 21.6% of our total debt, as of March 31, 2004.

Management’s Discussion and Analysis

We generally use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes or to protect against the risk, at certain times, that fixed rates may overstate our long-term costs of borrowing if assumed inflation or growth in the economy implicit in higher fixed interest rates do not materialize. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We will either hedge our variable rate debt to give it a fixed interest rate or hedge fixed rate debt to give it a variable interest rate. Our percentage of fixed rate debt was 65.9% as of March 31, 2005 compared to 74.2% as of March 31, 2004. As previously discussed, subsequent to the end of the first quarter, we terminated interest rate swap agreements with a notional amount of $175.0 million which will significantly increase our percentage of fixed rate debt.

We and CarrAmerica have several investment grade ratings. As of March 31, 2005, Fitch Rating Services and Standard & Poors have each assigned their BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to CarrAmerica’s prospective cumulative preferred stock offerings. Moody’s Investor Service has assigned its Baa2 rating with a stable outlook to our prospective senior unsecured debt offerings and its Baa3 rating to CarrAmerica’s prospective cumulative preferred stock offerings. A downgrade in rating by any one of these rating agencies could result from, among other things, a change in our financial position or a downturn in general economic conditions. Any such downgrade could adversely affect our or CarrAmerica’s ability to obtain future financing or could increase the interest rates on our or CarrAmerica’s existing variable rate debt. However, neither we nor CarrAmerica have debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating.

Our total debt at March 31, 2005 is summarized as follows:

(In thousands)
Fixed rate mortgages	$261,696
Secured note payable	18,964
Unsecured credit facility	388,000
Senior unsecured notes	1,275,000

1,943,660
Unamortized discount and fair value adjustment, net	(15,488)

$1,928,172

Our fixed rate mortgage debt bore an effective weighted average interest rate of 7.94% at March 31, 2005 and had a weighted average maturity of 3.6 years. $388.0 million (20.0%) of our total debt at March 31, 2005 bore a LIBOR-based variable interest rate and $275.0 million (14.1%) of our debt was subject to variable interest rates through interest rate swap agreements. The interest rate on borrowings on our unsecured credit facility at March 31, 2005 was 3.52%.

We repaid $1.2 million of fixed rate mortgage debt in the first three months of 2005.

Our primary external source of liquidity is our credit facility. On June 30, 2004, we entered into a new $500.0 million, three year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. The facility replaced, and was used to repay all amounts outstanding under our previous senior unsecured credit facility. We may increase the facility to $700.0 million by our request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at our option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 3.52% as of March 31, 2005. As of March 31, 2005, $388.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and we had $76.1 million available for borrowing. As of April 1, 2005, after the application of the cash proceeds from the partial sale of CarrAmerica Corporate Center to a new joint venture, $248.0 million was drawn on the credit facility and $216.1 million was available for borrowing.

Management’s Discussion and Analysis

Our unsecured credit facility contains financial and other covenants with which we must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense of at least 2 to 1;

•	A minimum ratio of annual EBITDA to fixed charges of at least 1.5 to 1;

•	A maximum ratio of aggregate unsecured debt to tangible fair market value of our unencumbered assets of 60%;

•	A maximum ratio of total secured debt to tangible fair market value of our assets of 30%;

•	A maximum ratio of total debt to tangible fair market value of our assets of 60%; and

•	Restrictions on our ability to make dividend distributions in excess of 90% of funds from operations or the minimum amount necessary to enable us to maintain our status as a REIT.

As of March 31, 2005, we are in compliance with all debt covenants. However, our ability to draw on our unsecured credit facility or to incur other unsecured debt in the future could be restricted by the covenants. During the first quarter of 2005, we amended our credit facility, increasing the maximum ratio of total debt to tangible fair market value of our assets to 60%. In addition, the capitalization rate used to compute the fair market value of our assets for purposes of calculating this ratio was decreased from 9.0% to 8.5% for properties located in the Washington, D.C. metropolitan area.

We have senior unsecured notes outstanding at March 31, 2005 as follows:

(In thousands)	Note Principal	Unamortized Discount	Fair Value Adjustment	Total
7.375% notes due in 2007	$125,000	$(325)	$—	$124,675
5.261% notes due in 2007	50,000	(80)	—	49,920
5.25% notes due in 2007	175,000	(721)	(3,272)	171,007
3.625% notes due in 2009	225,000	(612)	(4,959)	219,429
6.875% notes due in 2008	100,000	(1,205)	—	98,795
5.125% notes due in 2011	200,000	(577)	—	199,423
7.125% notes due in 2012	400,000	(3,737)	—	396,263

	$1,275,000	$(7,257)	$(8,231)	$1,259,512

All of the notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries and our $200.0 million principal amount of 5.125% senior unsecured notes issued in August 2004 are also guaranteed by CarrAmerica.

Our senior unsecured notes also contain covenants with which we must comply. These covenants include:

•	Limits on our total indebtedness on a consolidated basis;

•	Limits on our secured indebtedness on a consolidated basis;

•	Limits on our required debt service payments; and

•	Compliance with the financial covenants of our credit facility.

We were in compliance with our senior unsecured notes covenants as of March 31, 2005.

$100.0 million of senior unsecured notes matured on March 1, 2005 and were repaid on that date using borrowings from our unsecured credit facility.

Derivative Financial Instruments

On November 20, 2002, in conjunction with the issuance of $175.0 million of our 5.25% senior unsecured notes, we entered into interest rate swap agreements with JPMorgan Chase Bank, Bank of America, N.A. and Goldman, Sachs & Co. Under the terms of these agreements, we receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of March 31, 2005, the fair value of the

Management’s Discussion and Analysis

interest rate swaps was a payable of approximately $(3.3) million. We recognized an increase in interest expense for the three months ended March 31, 2005 of approximately $14,000 and a reduction in interest expense of approximately $1.2 million for the three months ended March 31, 2004 related to the swaps. As of March 31, 2005, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was 5.28%. On April 18, 2005, we terminated these swap agreements by paying approximately $2.0 million. This payment will be amortized to interest expense over the remaining term of the senior unsecured notes which mature November 2007. The effective rate of interest on the notes giving effect to the swap termination is 5.69%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of our 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JPMorgan Chase Bank and Bank of America, N.A. Under the terms of these agreements, we receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of March 31, 2005, the fair value of the interest rate swaps was a payable of approximately $(5.0) million. We recognized an increase in interest expense for the three months ended March 31, 2005 of approximately $0.1 million and a reduction in interest expense of approximately $0.1 million for the three months ended March 31, 2004 related to the swaps. As of March 31, 2005, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 3.98%.

On August 10, 2004, we entered into interest rate lock agreements with a notional amount of $150.0 million with JPMorgan Chase Bank, Goldman, Sachs & Co. and Morgan Stanley in anticipation of our 5.125% $200.0 million senior unsecured note offering. We settled the interest rate locks on August 20, 2004 and paid $0.6 million to the counterparties. The interest rate locks qualified as cash flow hedges and are being amortized to interest expense over the life of our senior unsecured notes due in 2011. During the three months ended March 31, 2005, the impact of the interest rate locks on interest expense was not material.

In December 2003, we purchased an interest rate cap with a notional amount of $100.0 million and LIBOR capped at 8.0% which expired in January 2005.

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

Our distributions to partners are based on available cash and are made at the sole discretion of CarrAmerica. It is anticipated that our distributions to CarrAmerica will be at least sufficient for it to pay dividends on its common stock at a level that will enable it to maintain its REIT status and avoid any income or excise tax liability. CarrAmerica pays dividends quarterly from distributions by us. The maintenance of these dividends is subject to various factors, including the discretion of CarrAmerica’s Board of Directors, CarrAmerica’s ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of CarrAmerica’s taxable income to be distributed to stockholders. The table below details CarrAmerica’s dividend and distribution payments for the three months ended March 31, 2005 and 2004.

	For the three months ended March 31,
(In thousands)	2005	2004
Preferred stock dividends	$3,774	$3,774
Unit distributions	2,731	2,856
Common stock dividends	27,587	26,616

	$34,092	$33,246

Cash flows from operations is an important factor in our ability to sustain our common unit distribution at its current rate. Cash flows from operations decreased from $33.3 million in 2004 to $16.1 million in 2005 due primarily

Management’s Discussion and Analysis

to fluctuations in working capital. We expect our cash flows from operations to be lower in 2005 than 2004 while tenant improvements are expected to remain at elevated levels as a result of factors mentioned in the introduction to our Management’s Discussion and Analysis, including but not limited to, lower expected lease termination fees, continued declines in rental rates compared to the rates on expiring leases and costs associated with a new lease in Washington, D.C. for approximately 394,000 rentable square feet. This lease requires the space to be taken out of service for a period of two to four months for remodeling for the new tenant, includes eight months of abated rent and requires significant capital investment in tenant improvements and lease commissions. We expect that these factors will negatively impact our cash flows from operations and our ability to satisfy our current common unit distribution payment level using cash flows from operations. We currently expect to maintain our common unit distribution rate of $0.50 per quarter in 2005. As a result, we may need to borrow under our line of credit or sell assets in order to maintain this rate. There can be no assurance that circumstances may not change and as a result of poorer than expected operating results or the inability to obtain financing on favorable terms, or at all, that we will not later reduce our common unit distribution below the current rate. We generally are restricted from paying distributions that would exceed 90% of our funds from operations during any four-quarter period.

Capital Commitments

We expect to incur unusually high levels of tenant improvements and lease commissions due to the commencement of a 394,000 square foot lease in Washington, D.C. In connection with this lease, we expect to incur approximately $15.0 million of tenant improvements and lease commissions in 2005 with additional amounts being incurred in 2006. We currently have no development projects underway.

Unconsolidated Investments and Joint Ventures

We have investments in real estate joint ventures in which we hold 15%-50% interests. These investments are accounted for using the equity method and therefore the assets and liabilities of the joint ventures are not included in our consolidated financial statements. Most of our real estate joint ventures own and operate office buildings financed by non-recourse debt obligations that are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay this debt and the lenders have no recourse to our other assets. As of March 31, 2005, we guaranteed $40.0 million of debt related to a joint venture and have provided completion guarantees related to two joint venture projects for which total costs are anticipated to be $187.0 million, of which $155.0 million had been expended to date. We have not funded any amounts under these guarantees and do not expect any funding will be required in the future. We are also committed to fund $2.7 million to one of our joint ventures. We expect to make this contribution in 2005.

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

In addition to making investments in these ventures, we provide construction management, leasing and property management, development and architectural and other services to them. We earned fees for these services of $2.0 million and $1.8 million for the three months ended March 31, 2005 and 2004, respectively. Accounts receivable from joint ventures and other affiliates were $1.2 million at March 31, 2005 and $1.1 million at March 31, 2004.

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

Management’s Discussion and Analysis

Off Balance Sheet Arrangements

Variable Interest Entities

During 2003, we provided mezzanine loans and guaranties to third-parties for development management projects. The purpose of these variable interest entities (“VIEs”) is to build and own office buildings in Washington, D.C. Based upon our analysis, we believe that we are not the primary beneficiary of either entity and, accordingly, we do not consolidate them. Our maximum exposure to loss as March 31, 2005 is $72.3 million, the sum of our notes receivable ($27.7 million) and the maximum exposure under the guaranties ($44.6 million).

In December 2004, we provided mezzanine financing to a third-party joint venture. This VIE owns property in Texas. Based upon our analysis, we believe that we are not the primary beneficiary of this entity and, accordingly, we do not consolidate it. Our maximum exposure to loss as of March 31, 2005 is $13.8 million, the balance of our subordinated note receivable.

Guarantee Obligations

Our obligations under guarantee agreements at March 31, 2005 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Apr-05	$40,000,000	$—
Loan[2]	Atlantic Building	Mar-07	25,000,000	160,000
Completion[3]	Atlantic Building	Mar-07	66,384,000	250,000
Completion[4]	Shakespeare Theatre	Dec-06	47,458,000	725,000
Loan[5]	10UCP	Nov-06	1,015,000	—
Loan[6]	Square 320	Mar-06	19,570,000	165,000

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guarantee to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
3.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
4.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender and/or owners. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
5.	Lease-up guarantee to a lender. Funds related to this guarantee are being held in escrow by a joint venture in which we own a minority interest.
6.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.

In the normal course of business, we guarantee our performance of services or indemnify third parties against our negligence.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Compensation.” It replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) requires the compensation cost relating to share-

Management’s Discussion and Analysis

based payment transactions be recognized in financial statements. It is required to be applied by us beginning January 1, 2006. We intend to adopt SFAS No. 123(R) using the modified prospective application method which requires, among other things, that we recognize compensation cost for all awards outstanding at January 1, 2006, for which the requisite service has not yet been rendered. Because we have used a fair value based method of accounting for stock-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2003, and do not expect to have significant unvested awards from periods prior to January 1, 2003 outstanding at January 1, 2006, adoption of SFAS No. 123 (R) is not expected to have a material effect on our financial statements.

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

Management’s Discussion and Analysis

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the periods presented:

	For the three months ended March 31,
(In thousands)	2005	2004
Net income	$95,042	$15,230
Adjustments
Minority interest	1,791	2,026
FFO allocable to Unitholders	(3,357)	(3,558)
Depreciation and amortization	36,728	35,237
Minority interests’ (non-Unitholders share of depreciation, amortization and net income)	(285)	(273)
(Gain) loss on sale of properties	(88,094)	(56)

FFO as defined by NAREIT[1]	$41,825	$48,606

[1]	FFO as defined by NAREIT includes impairment losses on real estate.

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our annual report on Form 10-K for the year ended December 31, 2004. Such factors include, among others:

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

For further discussion of these and other factors that could impact our future results, performance, achievements or transactions, see the documents we file from time to time with the Securities and Exchange Commission, and in particular, the section titled “The Company – Risk Factors” in our Annual Report on Form 10-K.

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

On November 20, 2002, in conjunction with the issuance of $175.0 million of our 5.25% senior unsecured notes, we entered into interest rate swap agreements with JPMorgan Chase Bank, Bank of America, N.A. and Goldman, Sachs & Co. Under the terms of these agreements, we receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of March 31, 2005, the fair value of the interest rate swaps was a payable of approximately $(3.3) million. We recognized an increase in interest expense for the three months ended March 31, 2005 of approximately $14,000 and a reduction in interest expense of approximately $1.2 million for the three months ended March 31, 2004 related to the swaps. As of March 31, 2005, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was 5.28%. On April 18, 2005, we terminated these swap agreements by paying approximately $2.0 million. This payment will be amortized to interest expense over the remaining term of the senior unsecured notes which mature November 2007. The effective rate of interest on the notes giving effect to the swap termination is 5.69%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of our 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JPMorgan Chase Bank and Bank of America, N.A. Under the terms of these agreements, we receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of March 31, 2005, the fair value of the interest rate swaps was a payable of approximately $(5.0) million. We recognized an increase in interest expense for the three months ended March 31, 2005 of approximately $0.1 million and a reduction in interest expense of approximately $0.1 million for the three months ended March 31, 2004 related to the swaps. As of March 31, 2005, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 3.98%.

On August 10, 2004, we entered into interest rate lock agreements with a notional amount of $150.0 million with JPMorgan Chase Bank, Goldman, Sachs & Co. and Morgan Stanley in anticipation of our 5.125% $200.0 million senior unsecured note offering. We settled the interest rate locks on August 20, 2004 and paid $0.6 million to the counterparties. The interest rate locks qualified as cash flow hedges and are being amortized to interest expense over the life of our senior unsecured notes due in 2011. During the three months ended March 31, 2005, the impact of the interest rate locks on interest expense was not material.

In December 2003, we purchased an interest rate cap with a notional amount of $100.0 million and LIBOR capped at 8.0% which expired in January 2005.

In January 2005, we purchased an interest rate cap with a notional amount of $200.0 million and LIBOR capped at 7.5% which expires in February 2006.

Our unsecured line of credit carries an interest rate of 30-day LIBOR plus 0.65%. This exposes us to the risk of higher interest costs if 30-day LIBOR should increase above its current low levels. A 10% increase in the current interest rate would have increased interest expense on the line of credit approximately $0.3 million for the first three months of 2005.

If the market rates of interest on our interest rate swap agreements increase by 10% (or approximately 48 basis points), our interest expense would have increased by approximately $0.3 million in the first quarter of 2005.

Any other significant changes in our market risk that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2004 are summarized in the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation was performed under the supervision and with the participation of our management, including our General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2005 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

In connection with the HQ Global Workplaces, Inc. (“HQ Global”)/VANTAS Incorporated merger transaction in June 2000, two stockholders of HQ Global brought claims against HQ Global, the board of directors of HQ Global, FrontLine Capital Group and us in Delaware Chancery Court. The two stockholders alleged that, in connection with the merger transaction, we breached our fiduciary duties to the two stockholders and breached a contract with the stockholders. Also in connection with the merger transaction, we agreed to indemnify all of the individuals who served as directors of HQ Global at the time of the transaction, including Thomas A. Carr and Philip L. Hawkins, who currently serve as directors and executive officers of us, with respect to any losses incurred by them arising out of the litigation, if they first tried and were unsuccessful in getting the losses reimbursed by HQ Global or from insurance proceeds. In February 2005, we settled the litigation and obtained a release of all claims asserted against us and against the former directors who we are obligated to indemnify, including Messrs. Carr and Hawkins, in consideration of a payment of $1.2 million.

We are party to a variety of other legal proceedings arising in the ordinary course of business. All of these matters, taken together, are not expected to have a material adverse impact on us.

Item 6. Exhibits

10.1	Form of Restricted Stock Agreement between the Company and officers, directors and certain employees of the Company (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Form 8-K, dated January 26, 2005)

10.2	Form of Deferred Stock Unit Agreement between the Company and officers, directors and certain employees of the Company (incorporated by reference to Exhibit 10.2 to CarrAmerica’s Form 8-K, dated January 26, 2005)

10.3	Form of Stock Option Agreement between the Company and officers, directors and certain employees of the Company (incorporated by reference to Exhibit 10.3 to CarrAmerica’s Form 8-K, dated January 26, 2005)

10.4	Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to CarrAmerica’s Form 8-K, dated January 26, 2005)

10.5	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to CarrAmerica’s Form 8-K, dated January 26, 2005)

10.6	Guidelines for Named Executive Officer Compensation Program adopted by the Executive Compensation Committee of the Company on January 27, 2005 (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Form 8-K, dated February 2, 2005)

10.7	Summary of Compensation for Named Executive Officers adopted by the Executive Compensation Committee to the Company on January 27, 2005 (incorporated by reference to Exhibit 10.2 to CarrAmerica’s Form 8-K, dated February 2, 2005)

10.8	Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated as of June 30, 2004, by and among CarrAmerica Realty Operating Partnership, L.P., as Borrower, CarrAmerica Realty Corporation, as Guarantor, CarrAmerica Realty, L.P., as Guarantor, JPMorgan Chase Bank, as Administrative Agent, and other banks (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Form 8-K, dated March 4, 2005)

10.9	Formation and Contribution Agreement by and between RREEF America REIT II Corp. TTT and CarrAmerica Realty Operating Partnership, L.P., dated as of March 31, 2005 (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Form 8-K, dated April 6, 2005)

10.10	Summary of Director Compensation Arrangements (incorporated by reference to Exhibit 10.40 to CarrAmerica’s 2004 Annual Report on Form 10-K)

31.1	Section 302 Certification from Mr. Thomas A. Carr, dated May 4, 2005

31.2	Section 302 Certification from Mr. Stephen E. Riffee, dated May 4, 2005

32.1	Section 906 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated May 4, 2005

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

Date: May 4, 2005