Form 10-Q
period 2005-09-30
CARRAMERICA REALTY OPERATING PARTNERSHIP LP
filed 2005-11-03
CIK 1284410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED September 30, 2005

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

Number of Class A (or Common) partnership units outstanding

as of October 25, 2005: 58,473,875 units

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Index

		Page
Part I: Financial Information

Item 1.	Financial Statements

	Consolidated balance sheets of CarrAmerica Realty Operating Partnership, L.P. and subsidiaries as of September 30, 2005 (unaudited) and December 31, 2004	4

	Consolidated statements of operations of CarrAmerica Realty Operating Partnership, L.P. and subsidiaries for the three and nine months ended September 30, 2005 and 2004 (unaudited)	5

	Consolidated statements of cash flows of CarrAmerica Realty Operating Partnership, L.P. and subsidiaries for the nine months ended September 30, 2005 and 2004 (unaudited)	6

	Notes to consolidated financial statements (unaudited)	7-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	42

Part II: Other Information

Item 1.	Legal Proceedings	43

Item 6.	Exhibits	43

Part I

Item 1. Financial Information

The information furnished in our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

(In thousands)	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Rental property:
Land	$750,414	$779,482
Buildings	2,002,284	2,064,678
Tenant improvements	455,441	448,515
Furniture, fixtures and equipment	48,387	45,879

	3,256,526	3,338,554
Less: Accumulated depreciation	(759,879)	(750,530)

Total rental property	2,496,647	2,588,024

Land held for development or sale	41,782	41,676
Assets held for sale	35,785	—
Cash and cash equivalents	6,590	4,735
Restricted deposits	103,267	1,364
Accounts and notes receivable, net	54,927	52,438
Investments in unconsolidated entities	153,919	138,127
Accrued straight-line rents	83,869	84,396
Tenant leasing costs, net	57,886	53,908
Intangible assets, net	104,223	98,354
Prepaid expenses and other assets	22,385	18,170

	$3,161,280	$3,081,192

Liabilities, Minority Interest, and Partners’ Capital
Liabilities:
Mortgages and notes payable, net	$1,900,621	$1,941,130
Accounts payable and accrued expenses	90,325	107,409
Rent received in advance and security deposits	37,187	40,304

Total liabilities	2,028,133	2,088,843

Minority interest	59,902	65,378

Partners’ Capital:
Preferred units	201,250	201,250
Common units
General partner	8,717	7,254
Limited partners	863,019	718,182
Accumulated other comprehensive income - Unrealized gains on available-for-sale securities	259	285

Total partners’ capital	1,073,245	926,971
Commitments and contingencies

	$3,161,280	$3,081,192

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2005 and 2004

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Operating revenues:
Rental revenue:
Base rent	$92,962	$94,663	$285,812	$278,546
Recoveries from tenants	14,062	14,529	42,528	41,187
Parking and other tenant charges	4,712	4,146	12,463	14,625

Total rental revenue	111,736	113,338	340,803	334,358
Real estate service revenue	5,128	6,234	15,923	17,001

Total operating revenues	116,864	119,572	356,726	351,359

Operating expenses:
Property expenses:
Operating expenses	30,655	29,830	90,515	87,120
Real estate taxes	10,292	9,804	31,193	30,051
General and administrative	10,121	10,304	31,049	31,334
Depreciation and amortization	34,751	32,024	102,310	91,215

Total operating expenses	85,819	81,962	255,067	239,720

Real estate operating income	31,045	37,610	101,659	111,639

Other (expense) income:
Interest expense	(29,100)	(28,362)	(86,746)	(82,538)
Equity in earnings of unconsolidated entities	709	3,644	2,751	7,391
Interest and other income	2,009	505	5,021	1,729

Net other expense	(26,382)	(24,213)	(78,974)	(73,418)

Income from continuing operations before income taxes, minority interest, impairment losses on real estate and gain (loss) on sale of properties	4,663	13,397	22,685	38,221
Income taxes	(428)	19	(730)	(135)
Minority interest	(3,396)	(2,192)	(7,164)	(6,357)
Impairment losses on real estate	—	—	(4,000)	—
Gain (loss) on sale of properties	29	—	88,786	(58)

Income from continuing operations	868	11,224	99,577	31,671
Discontinued operations	12,759	26,332	20,960	35,122

Net income	13,627	37,556	120,537	66,793

Less: Distributions on preferred and unvested restricted units	(4,020)	(3,931)	(12,062)	(11,794)

Net income available to general and limited partners	$9,607	$33,625	$108,475	$54,999

Net income attributable to general partner	$96	$336	$1,085	$550

Net income attributable to limited partners	$9,511	$33,289	$107,390	$54,449

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2005 and 2004

(In thousands)	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$120,537	$66,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,160	99,882
Minority interest	7,164	6,357
Equity in earnings of unconsolidated entities	(2,751)	(7,391)
Operating distributions from unconsolidated entities	6,525	3,498
(Gain) loss on sale of properties	(88,786)	58
Gain on sale of properties - discontinued operations	(14,938)	(19,870)
Gain on sale of residential property	(375)	(326)
Impairment losses on real estate	4,859	—
(Recovery of) provision for uncollectible accounts	(886)	444
Stock-based compensation	4,171	2,538
Lease intangible amortization	7,128	(704)
Amortization of deferred financing costs	3,429	3,713
Other	1,729	(647)
Changes in assets and liabilities:
Decrease in accounts receivable	4,002	4,847
Increase in accrued straight-line rents	(6,501)	(4,753)
Additions to tenant leasing costs	(12,918)	(10,052)
Increase in intangible assets, prepaid expenses and other assets	(10,782)	(4,534)
Decrease in accounts payable and accrued expenses	(24,193)	(19,785)
Decrease in rent received in advance and security deposits	(4,784)	(1,679)

Total adjustments	(22,747)	51,596

Net cash provided by operating activities	97,790	118,389

Cash flows from investing activities:
Rental property additions	(7,369)	(6,280)
Additions to tenant improvements	(32,146)	(36,707)
Additions to land held for development or sale and construction in progress	(381)	(3,217)
Rental property acquisitions and deposits	(226,633)	(320,379)
Issuance of notes receivable	(10,545)	(13,164)
Payments on notes receivable	6,062	—
Distributions from unconsolidated entities	3,025	1,891
Investments in unconsolidated entities	(14,545)	(13,936)
Acquisition of minority interest	(4,795)	(4,406)
Increase in restricted deposits	(101,895)	(1,407)
Proceeds from sale of residential property	1,663	2,727
Proceeds from sales of properties	319,376	201,702

Net cash used in investing activities	(68,183)	(193,176)

Cash flows from financing activities:
Issuance of common units	117,957	34,881
Repayment of unsecured notes	(100,000)	(150,000)
Termination of interest rate swap	(1,996)	—
Proceeds from issuance of unsecured notes, net of issuance costs	—	419,967
Net borrowings (repayments) on unsecured credit facility	65,000	(100,500)
Repayments of mortgages and notes payable	(4,385)	(30,043)
Distributions to partners and minority interests	(104,328)	(100,621)

Net cash (used in) provided by financing activities	(27,752)	73,684

Increase in cash and cash equivalents	1,855	(1,103)
Cash and cash equivalents, beginning of the period	4,735	4,299

Cash and cash equivalents, end of the period	$6,590	$3,196

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $457 for the nine months ended September 30, 2004)	$97,426	$90,399

Income tax payments	$516	$870

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) Description of Business and Summary of Significant Accounting Policies

(a) Business

We are a Delaware Limited Partnership. Along with our subsidiaries, we focus on the acquisition, development, ownership and operation of office properties, located primarily in selected markets across the United States. We were formed on March 17, 2004 by CarrAmerica Realty Corporation (“CarrAmerica”), a fully integrated, self-administered, self-managed publicly traded real estate investment trust (“REIT”). CarrAmerica formed us for the purpose of restructuring the manner in which CarrAmerica held its assets by converting to an umbrella partnership real estate investment trust or UPREIT structure. On June 30, 2004, in connection with this conversion, CarrAmerica contributed substantially all of its assets to us in exchange for common and preferred partnership units and our assumption of substantially all of CarrAmerica’s liabilities. CarrAmerica now conducts and intends to continue to conduct its activities through us.

We are managed by CarrAmerica as our sole general partner. As general partner, CarrAmerica generally has exclusive power under our partnership agreement to manage and conduct our business, subject to certain limited approval and voting rights of the other limited partners. CarrAmerica and its wholly owned subsidiary, CarrAmerica OP, LLC, a Delaware limited liability company, also own units of common limited partnership interest in us. The number of common units held by CarrAmerica and CarrAmerica OP, LLC is at all times equal to the number of shares of common stock of CarrAmerica outstanding (58,461,703 at September 30, 2005). CarrAmerica and CarrAmerica OP, LLC owned 100% of our outstanding common units at September 30, 2005. In connection with the UPREIT conversion, we also issued to CarrAmerica 8,050,000 Series E Cumulative Redeemable Preferred Partnership Units with terms that are substantially the same as the economic terms of CarrAmerica’s Series E preferred stock. These preferred units represented 100% of our outstanding preferred units at September 30, 2005.

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

(b) Basis of Presentation

The contribution by CarrAmerica of substantially all of its assets to us and our assumption of substantially all of CarrAmerica’s liabilities was accounted for as a transfer between entities under common control and, accordingly, the assets and liabilities were recorded by us at their carrying amounts in the accounts of CarrAmerica at the date of transfer. For periods prior to the transfer, CarrAmerica is considered our predecessor and, accordingly, the historical financial statements of CarrAmerica are our historical financial statements, except for changes in presentation required by our different legal and ownership structures (e.g., we report partners’ capital rather than stockholders’ equity in our consolidated balance sheets, certain disclosures made by CarrAmerica do not apply to us and transactions affecting our partners’ capital are treated as transactions with CarrAmerica rather than CarrAmerica’s shareholders). These changes have no effect on net income or net assets reported in the historical financial statements. The financial statements have been prepared using the accounting policies described in our 2004 annual report on Form 10-K (except as updated in Note 1(g)).

Our accounts and those of our controlled subsidiaries and affiliates are consolidated in the financial statements. For entities which are not variable interest entities, we consolidate those entities in which we own a direct or indirect majority voting interest and where the minority holders do not have rights to participate in significant decisions that are made in the ordinary course of business. If applicable, we would consolidate any variable interest entity of which we are the primary beneficiary. We use the equity or cost methods, as appropriate in the circumstances, to account for our investments in and our share of the earnings or losses of unconsolidated entities. These entities are not controlled by us. If events or

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

changes in circumstances indicate that the fair value of an investment accounted for using the equity method or cost method has declined below its carrying value and we consider the decline to be “other than temporary,” the investment is written down to fair value and an impairment loss is recognized.

Management has made a number of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements, and the disclosure of contingent assets and liabilities. Estimates are required in order for us to prepare our financial statements in conformity with U.S. generally accepted accounting principles. Significant estimates, judgments and assumptions are required in a number of areas, including evaluating the impairment of long-lived assets and investments, allocating the purchase cost of acquired properties and evaluating the collectibility of accounts receivable. We base these estimates, judgments and assumptions on historical experience and various other factors that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

(c) Interim Financial Statements

The financial statements reflect all adjustments, which are, in our opinion, necessary to reflect a fair presentation of the results for the interim periods, and all adjustments are of a normal, recurring nature.

(d) Derivative Financial Instruments and Hedging

On November 20, 2002, in conjunction with the issuance of $175.0 million of our 5.25% senior unsecured notes, we entered into interest rate swap agreements with JPMorgan Chase Bank, Bank of America, N.A. and Goldman, Sachs & Co. Under the terms of these agreements, we received interest at a fixed rate of 5.25% and paid interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps matured at the same time the notes were due. The swaps qualified as fair value hedges for accounting purposes. We recognized an increase in interest expense for the nine months ended September 30, 2005 of approximately $14,000 related to the swaps. We recognized a reduction in interest expense for the three and nine months ended September 30, 2004 of approximately $0.6 million and $2.4 million, respectively, related to the swaps. On April 18, 2005, we terminated these swap agreements by paying approximately $2.0 million. This payment is being amortized to interest expense over the remaining term of the senior unsecured notes which mature November 2007. The effective rate of interest on the notes giving effect to the swap termination is 5.69%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of our 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JPMorgan Chase Bank and Bank of America, N.A. Under the terms of these agreements, we receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of September 30, 2005, the fair value of the interest rate swaps was a payable of approximately $(4.3) million. We recognized an increase in interest expense for the three and nine months ended September 30, 2005 of approximately $0.3 million and $0.6 million, respectively and a reduction in interest expense of approximately $0.4 million and $0.6 million for the three and nine months ended September 30, 2004, respectively, related to the swaps. As of September 30, 2005, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 4.36%.

On August 10, 2004, we entered into interest rate lock agreements with a notional amount of $150.0 million with JPMorgan Chase Bank, Goldman, Sachs & Co. and Morgan Stanley in anticipation of our 5.125% $200.0 million senior unsecured note offering. We settled the interest rate locks on August 20, 2004 and paid $0.6 million to the counterparties. The interest rate locks qualified as cash flow hedges and are being amortized to interest expense over the life of our senior unsecured notes due in 2011. During the three and nine months ended September 30, 2005, the impact of the interest rate locks on interest expense was not material.

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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$13,627	$37,556	$120,537	$66,793
Stock-based compensation cost from stock option plans included in net income	38	38	114	114
Stock-based compensation cost from restricted stock plan included in net income	1,379	738	4,057	2,424
Fair value of stock-based compensation	(1,581)	(1,059)	(4,664)	(3,380)

Pro forma net income	$13,463	$37,273	$120,044	$65,951

(f) Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period’s presentation.

(g) Revenue Recognition

In a letter dated February 7, 2005 sent by the Chief Accountant of the Securities and Exchange Commission (“Commission”) to the American Institute of Certified Public Accountants, the Chief Accountant addressed a number of issues related to lease accounting by tenants. In that letter, the Chief Accountant indicated that leasehold improvements made by a tenant that are funded by landlord incentives or allowances under an operating lease should in certain circumstances be recorded as leasehold improvement assets by the tenant. This letter caused REITs and their accounting firms to reevaluate their treatment of tenant improvements and lease incentives. Based upon the implications of the Chief Accountant’s letter, we have concluded that if a tenant improvement is deemed to be owned by the tenant for accounting purposes then we must record the amounts funded to construct the tenant improvements as a lease incentive instead of as a tenant improvement, and as a result, the amount funded would be amortized as a reduction of rental revenue rather than as an increase to depreciation expense. This change in presentation will have no effect on our net income.

This consideration of the issues raised in the Chief Accountant’s letter also resulted in examination of when revenue recognition under an operating lease should begin. Historically, we began to recognize revenue under a lease when possession or control of the space leased was turned over to our tenant. In instances where our tenant contracted directly with third parties for their tenant improvement work, we determined that the tenant took possession of the space and we would begin recognizing revenue when we turned over the space to the tenant to begin construction. However, after discussions with our registered independent public accounting firm, we have concluded that if we are the owner of the tenant

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

improvements, for accounting purposes, revenue recognition cannot commence until the leasehold improvements are substantially completed. In contrast, if we determine that the tenant allowances we are funding are lease incentives, then we will commence revenue recognition when possession or control of the space is turned over to the tenant for construction to begin.

This change did not have a material impact on or require a material adjustment to our audited financial statements for fiscal years ended on or before December 31, 2004 and for the nine months ended September 30, 2005.

(h) Other Comprehensive Income

We hold stock warrants which we obtained from a former tenant in settlement of its lease obligations. The unrealized gain or loss on these securities is an item of other comprehensive income.

Comprehensive income is summarized as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$13,627	$37,556	$120,537	$66,793
Item of comprehensive income - Unrealized gain (loss) on securities	32	2	(26)	227

Comprehensive income	$13,659	$37,558	$120,511	$67,020

(2) Gain on Sale of Properties, Discontinued Operations and Impairment Losses

The tables below summarize property sales for the nine months ended September 30, 2005 and 2004:

2005
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Alton Deere	Mar-05	182,561	31,469	9,002
CarrAmerica Corporate Center (1)	Mar-05	1,004,679	153,986	77,433
Westlake Spectrum*	Apr-05	108,084	20,641	3,773
Hacienda*	Sep-05	207,518	37,287	11,099
Phoenix*	Sep-05	440,403	63,676	47

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills*	Mar-04	166,149	10,512	66
Atlanta Portfolio*(2)	Sep-04	1,696,757	191,190	19,804

*	Included in discontinued operations
(1)	We retained a 20% interest in this property through a joint venture.
(2)	15 operating office buildings located in Atlanta, Georgia. The properties were Glenridge, Holcomb Place, Midori, Parkwood, Summit, Spalding Ridge, 2400 Lake Park Dr., 680 Engineering Dr., Embassy Row, Waterford and Forum

During the three months ended September 30, 2005, we disposed of our Hacienda property and three buildings in our Phoenix, Arizona portfolio. Prior to the sale of the Phoenix buildings, we recognized an impairment loss of $0.6 million on the three buildings sold. We recognized gains of approximately $11.1 million on these transactions which are classified, along with their results of operations, as discontinued operations as we have no continuing involvement with the properties after the sale. These sales have been treated as like-kind exchanges for income tax purposes. As a result, the proceeds from these sales, approximately $101.0 million are being held in escrow and are classified as restricted cash as of September 30, 2005. All of these proceeds were released from escrow subsequent to the end of the third quarter and were used to pay down amounts outstanding under our line of credit. As of September 30, 2005, we have two properties under contract for sale and which meet our criteria to be classified as held for sale, the remaining building in Phoenix and Sunrise Corporate Center in Reston, Virginia. We will continue to manage Sunrise Corporate Center after the sale and therefore, its results of operations are included in continuing operations.

For the nine months ended September 30, 2005, we disposed of our Alton Deere, Westlake Spectrum, Hacienda properties and three buildings of our Phoenix, Arizona portfolio, recognizing gains of $23.9 million, $14.9 million of which is classified as discontinued operations as we have no continuing involvement with Westlake Spectrum, Hacienda and the Phoenix buildings after the sale. Prior to the sale of the Phoenix buildings, we recognized an impairment loss of $0.6 million on the three buildings sold. The sale of the Phoenix buildings and Hacienda are being treated for as like-kind exchanges for income tax purposes. As a result, the proceeds from these sales, approximately $101.0 million are being held in escrow and are classified as restricted cash as of September 30, 2005. All of these proceeds were released from escrow subsequent to the end of the third quarter and were used to pay down amounts outstanding under our line of credit. On March 31, 2005, we had a partial sale of CarrAmerica Corporate Center to a joint venture in return for a 19% interest in the venture and cash of approximately $154.0 million. We recognized a gain of $77.4 million on the transaction. We funded $2.7 million of additional capital to this venture increasing our percentage ownership to 20% in the third quarter of 2005. We continue to manage Alton Deere and CarrAmerica Corporate Center under management agreements and the gains on these sales and the operating results of these properties are not classified as discontinued operations due to our continuing involvement. In addition to these sales, there were two sales in joint ventures. In June 2005, a joint venture in which we hold a 35% interest sold an office property. We recognized a gain from this sale of $0.8 million which is classified as continuing operations and received cash proceeds of $5.8 million. In January 2005, a joint venture in which we are a 30% partner sold two floors of a building. We recognized a gain of $1.7 million on this transaction and received cash proceeds of $6.5 million.

During the three months ended September 30, 2004, we disposed of 15 office buildings in Atlanta, Georgia, exiting that market. The gain on this sale ($19.8 million) and the operating results of these properties are classified as discontinued operations as we had no continuing involvement with the properties after the sale.

During the nine months ended September 30, 2004, we disposed of 15 office buildings in Atlanta, Georgia, exiting that market and our Tower of the Hills property. The gains on these sales ($19.9 million) and the operating results of these properties are classified as discontinued operations as we had no continuing involvement with the properties after the sale. We had previously recognized an impairment loss of $3.0 million on Tower of the Hills in the fourth quarter of 2003.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As stated above, the operating results of our Tower of the Hills property along with our Atlanta portfolio, which we sold in September 2004, First Street Technology and Valley Business Park I, which we sold in December 2004, Westlake Spectrum, which we sold in April 2005, our Hacienda property, which we sold in September 2005 and our Phoenix portfolio, three buildings of which were sold in September 2005, are classified as discontinued operations. As of September 30, 2005, the remaining building of our Phoenix, Arizona portfolio is under contract for sale and meets our criteria to be classified as held for sale. After the sale, we will have no continuing involvement with this property and therefore, its results of operations are classified as discontinued operations. We recognized an impairment loss of $0.2 million on the Phoenix property under contract during the second quarter of 2005. Operating results of the properties classified as discontinued operations are summarized as follows:

(In thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Revenue	$3,665	$11,810	$11,790	$35,847
Property expenses	682	3,941	2,059	11,934
Depreciation and amortization	740	1,341	2,850	8,661

Net operations of properties sold or held for sale	2,243	6,528	6,881	15,252
Impairment loss	(649)	—	(859)	—
Gain on sale of properties	11,165	19,804	14,938	19,870

Discontinued operations	$12,759	$26,332	$20,960	$35,122

Number of buildings included in discontinued operations	6	26	8	28

During the remainder of 2005, we are currently marketing or anticipate marketing several properties for sale. As a result we have reduced our estimated holding periods for these properties. Of these properties, two, Quorum Place and 5000 Quorum in Dallas, Texas, had book values in excess of the undiscounted cash flows we expect to receive from the operation and sale of the properties. As a result, we recognized impairment losses of $1.8 million and $2.2 million, respectively, on these two properties in the first quarter of 2005 to write down these properties to their estimated fair value. None of the properties which we are marketing currently meet our criteria to be classified as held for sale or as discontinued operations.

(3) Assets Held for Sale

As discussed in note 2, as of September 30, 2005, the remaining building in our Phoenix portfolio and Sunrise Corporate Center in Reston, Virginia met our criteria to be classified as held for sale. The sale of the Phoenix property closed in the fourth quarter of 2005 and the sale of Sunrise Corporate Center is expected to close in early 2006.

The book value of assets classified as held for sale are as follows:

(In thousands)	September 30, 2005
Land	$14,471
Buildings	26,664
Accumulated depreciation	(6,951)
Other assets	1,601

$35,785

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(4) Acquisitions

In the first nine months of 2005, we acquired six operating properties from third parties. The acquired properties totaled approximately 815,000 rentable square feet and our investment was approximately $226.8 million. The table below details the 2005 acquisitions:

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Cost (000)
North Creek Corporate Center	Seattle, WA	Jun-05	3	95,267	$16,455
Fairchild Dr.	San Francisco, CA	Aug-05	2	131,561	53,461
2711 N. First St.	San Francisco, CA	Aug-05	1	74,621	6,185
Park Place	Washington, D.C	Aug-05	1	166,446	59,685
West Willows	Seattle, WA	Aug-05	3	155,830	35,527
Chancellor Park	San Diego, CA	Sep-05	2	190,946	55,512

During the first nine months of 2004, we acquired five operating properties from third parties. The acquired properties totaled approximately 1.2 million rentable square feet and our investment was approximately $320.4 million. The table below details the 2004 acquisitions:

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Cost (000)
Commonwealth Tower	Washington, DC	Jun-04	1	339,599	$130,593
Commerical National Bank	Washington, DC	Aug-04	1	205,869	85,044
Corporate Technology Centre	San Francisco, CA	Jul-04	2	176,280	25,604
Corporate Technology Centre	San Francisco, CA	Sep-04	5	331,950	43,594
Corporate Plaza II	San Diego, CA	Sep-04	2	116,166	35,544

The aggregate purchase cost of the properties acquired in the nine months ended September 30, 2005 and 2004 was preliminarily allocated as follows:

(In thousands)	2005	2004
Land	$50,653	$103,357
In-place lease intangibles	21,086	21,676
Building and tenant improvements	157,326	201,634
Deferred revenue and other	(2,240)	(6,288)

	$226,825	$320,379

During April 2005, we entered into a new joint venture arrangement with institutional investors advised by JPMorgan Asset Management. The joint venture, in which we are a 20% partner, acquired a three building, 984,000 rentable square foot property in Addison, Texas for approximately $153.5 million. The acquisition was partially financed with $99.3 million of debt. Our equity investment, net of debt used to finance the acquisition, was $10.4 million in cash.

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

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(5) Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	September 30, 2005	December 31, 2004
Fixed rate mortgages	$259,349	$262,930
Notes payable	18,615	19,228
Unsecured credit facility	360,000	295,000
Senior unsecured notes	1,275,000	1,375,000

	1,912,964	1,952,158
Unamortized discount, fair value adjustment and swap settlement, net	(12,343)	(11,028)

	$1,900,621	$1,941,130

We repaid $3.6 million of fixed rate mortgage debt in the first nine months of 2005.

On June 30, 2004, we entered into a new $500.0 million, three year unsecured revolving credit facility with JPMorgan Chase Bank, as administrative agent for a syndicate of banks. The facility replaced and was used to repay all amounts outstanding under our previous senior unsecured credit facility. We may increase the facility to $700.0 million by our request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at our option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 4.51% as of September 30, 2005. As of September 30, 2005, $360.0 million was drawn on the credit facility, $32.4 million in letters of credit were outstanding, and we had $107.6 million available for borrowing. Subsequent to the end of the third quarter, the amounts in restricted escrows from two property sales were released and we used the monies to pay down our line of credit. As of October 13, 2005, $252.0 million was drawn on the credit facility, $32.4 million in letters of credit were outstanding, and we had $215.6 million available for borrowing.

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

As of September 30, 2005, we are in compliance with all debt covenants related to our unsecured credit facility. For the remainder of 2005, we expect our minimum ratio of annual EBITDA to interest expense to be in compliance but relatively close to the minimum of 2 to 1 as a result of space that will be out of service related to a large new lease in Washington, D.C. and the delayed commencement of revenue recognition on leases that have been executed as a result of our change in how we recognize revenue. If circumstances change from our current expectations, there can be no assurance we will remain in compliance with this or our other covenants. During the first quarter of 2005, we amended our credit facility, increasing the maximum ratio of total debt to tangible fair market value of our assets to 60%. In addition, the capitalization rate used to compute the fair market value of our assets for purposes of calculating this ratio was decreased from 9.0% to 8.5% for properties located in the Washington, D.C. metropolitan area. Our ability to draw on our unsecured credit facility or to incur other unsecured debt in the future could be restricted by the covenants.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

We have senior unsecured notes outstanding at September 30, 2005 as follows:

(In thousands)	Note Principal	Unamortized Discount	Swap Settlement/ Fair Value Adjustment	Total
7.375% notes due in 2007	$125,000	$(253)	$—	$124,747
5.261% notes due in 2007	50,000	(65)	—	49,935
5.25% notes due in 2007	175,000	(585)	(1,663)	172,752
3.625% notes due in 2009	225,000	(536)	(4,250)	220,214
6.875% notes due in 2008	100,000	(998)	—	99,002
5.125% notes due in 2011	200,000	(532)	—	199,468
7.125% notes due in 2012	400,000	(3,461)	—	396,539

	$1,275,000	$(6,430)	$(5,913)	$1,262,657

All of the notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries.

Our senior unsecured notes also contain covenants with which we must comply. These covenants include:

•	Limits on our total indebtedness on a consolidated basis;

•	Limits on our secured indebtedness on a consolidated basis;

•	Limits on our required debt service payments; and

•	Compliance with the financial covenants of our credit facility.

We were in compliance with our senior unsecured notes covenants as of September 30, 2005.

$100.0 million of senior unsecured notes matured on March 1, 2005 and were repaid on that date using borrowings from our unsecured credit facility.

(6) Common Units

On August 5, 2005, we issued 2,649,000 common units to CarrAmerica in conjunction with its issuance of the same number of shares of common stock. CarrAmerica paid us the net proceeds of its common stock offering of approximately $99.5 million. We used the proceeds to repay a portion of the borrowings under our $500.0 million revolving credit facility and in turn fund current and potential acquisitions and other working capital and general corporate purposes, including the funding of distributions on our common and preferred units and making distributions to third party unitholders in certain of our subsidiaries.

(7) Guarantees

Our obligations under guarantee agreements at September 30, 2005 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Jan-06	$30,000,000	$—
Loan[2]	Atlantic Building	Mar-07	25,000,000	160,000
Completion[3]	Atlantic Building	Mar-07	46,801,485	250,000
Completion[4]	Shakespeare Theatre	Dec-06	31,300,866	725,000
Loan[5]	10UCP	Nov-06	1,015,000	—
Loan[6]	Square 320	Mar-06	19,570,000	165,000

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guarantee to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. The third party owns 100% of the property owning entity. We have a security interest in the property owning entity. In the event of default, we can exercise our rights under the loan documents to foreclose on the membership interests of the property owning entity and sell such membership interest to mitigate our exposure under the guarantees.
3.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
4.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender and/or owners. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
5.	Lease-up guarantee to a lender. Funds related to this guarantee are being held in escrow by a joint venture in which we own a minority interest.
6.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. The third party owns 100% of the property owning entity. We have a security interest in the property owning entity. In the event of default, we can exercise our rights under the loan documents to foreclose on the membership interests of the property owning entity and sell such membership interest to mitigate our exposure under the guarantees.

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

Operating results of our reportable segment and our other operations for the three and nine months ended September 30, 2005 and 2004 are summarized as follows:

	For the three months ended September 30, 2005
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$115.4	$5.1	$(3.7)	$116.8
Segment expense	41.6	10.1	(0.6)	51.1

Property/Segment operating income (loss)	73.8	(5.0)	(3.1)	65.7

Depreciation expense				34.7

Operating income				31.0
Interest expense				(29.1)
Other income				2.7
Minority interest and taxes				(3.8)
Discontinued operations				12.8

Net income				$13.6

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the three months ended September 30, 2004
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$125.1	$6.2	$(11.8)	$119.5
Segment expense	43.5	10.3	(3.9)	49.9

Property/Segment operating income (loss)	81.6	(4.1)	(7.9)	69.6

Depreciation expense				32.0

Operating income				37.6
Interest expense				(28.3)
Other income				4.1
Minority interest and taxes				(2.1)
Discontinued operations				26.3

Net income				$37.6

	For the nine months ended September 30, 2005
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$352.6	$15.9	$(11.8)	$356.7
Segment expense	123.7	31.0	(2.0)	152.7

Property/Segment operating income (loss)	228.9	(15.1)	(9.8)	204.0

Depreciation expense				102.3

Operating income				101.7
Interest expense				(86.7)
Other income				7.7
Minority interest and taxes				(7.9)
Gain on sale of properties and impairment losses				84.8
Discontinued operations				20.9

Net income				$120.5

	For the nine months ended September 30, 2004
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$370.2	$17.0	$(35.8)	$351.4
Segment expense	129.1	31.3	(11.9)	148.5

Property/Segment operating income (loss)	241.1	(14.3)	(23.9)	202.9

Depreciation expense				91.2

Operating income				111.7
Interest expense				(82.5)
Other income				9.1
Loss on sale of properties				(0.1)
Minority interest and taxes				(6.5)
Discontinued operations				35.1

Net income				$66.8

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(9) New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Compensation.” It replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the compensation cost relating to share-based payment transactions be recognized in financial statements. It is required to be applied by us beginning January 1, 2006. We intend to adopt SFAS No. 123(R) using the modified prospective application method which requires, among other things, that we recognize compensation cost for all awards outstanding at January 1, 2006, for which the requisite service has not yet been rendered. Because we have used a fair value based method of accounting for stock-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2003, and do not expect to have significant unvested awards from periods prior to January 1, 2003 outstanding at January 1, 2006, adoption of SFAS No. 123 (R) is not expected to have a material effect on our financial statements.

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

Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner or the General Partners, as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. We do not expect that we will be required to consolidate any of our current unconsolidated investments nor will this EITF have a material effect on our financial statements.

(10) Supplemental Cash Flow Information

We converted an investment in an unconsolidated entity to a $1.0 million note receivable during the nine months ended September 30, 2005.

We acquired $3.1 million of minority interest units which were redeemed for shares of CarrAmerica’s common stock during the nine months ended September 30, 2004.

(11) Subsequent Event

On October 4, 2005, a joint venture, which owns a 428,000 square foot building in Austin, Texas and in which we own 20% interest, disposed of its sole operating property. We realized a gain of approximately $7.7 million, net of $4.0 million of tax, from the sale. We received cash proceeds from the sale of $16.6 million.

On October 7, 2005, we sold our remaining building in our Phoenix, Arizona portfolio for $11.7 million. We recognized a $0.2 million impairment loss on this building in the second quarter of 2005 to write down this property to its estimated fair value.

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004 and should be read together with our consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

After several years of adverse conditions in the commercial office real estate markets, vacancy rates peaked in the majority of our markets in 2003 and then began to improve. At the end of the third quarter of 2005, vacancy rates in all of our markets were declining due to continuing positive net absorption. As a result of improved office job growth, we believe leasing activity is up significantly, and we believe that market rental rates have stabilized in all of our markets and have improved in many of our markets including Washington, D.C. and Southern California. We anticipate rental economics will improve in most of our markets for the discernable future.

Due to the improving market conditions described above, occupancy in our portfolio of operating properties was 87.6% at September 30, 2005 compared to 87.8% at December 31, 2004 and 87.0% at September 30, 2004. If demand continues to improve in the balance of 2005, we expect that our overall portfolio average occupancy may improve further. Our occupancy improved slightly in 2005 over 2004 due in part to acquisitions of properties with higher occupancies and dispositions of certain low occupancy properties. Our same store (properties we owned in both years) occupancy was 87.3% at September 30, 2005 compared to 87.9% at September 30, 2004. In connection with terminating tenants in the three months ended September 30, 2005, we earned $1.5 million of termination fees compared to $1.3 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, we earned termination fees of $3.3 million and $6.6 million, respectively. These fees are non-recurring in nature and while we expect we will earn modest termination fees in the remainder of 2005, we expect that termination fees earned for 2005 will be substantially lower than in 2004.

Not withstanding the improving markets for office space and declining vacancy rates in most of our markets, rental rates on space that was re-leased in 2005 decreased an average of 17.0% in comparison to rates that were in effect under expiring leases. While we believe market rental rates have stabilized and are improving in many of our markets, rental rates on in-place leases in certain markets remain significantly above current market rental rates. We estimate that market rental rates on leased space expiring in the remainder of 2005 will be, on average, approximately 10%-12% lower than straight-lined rents on expiring leases. We have 0.5 million square feet of space on which leases are currently scheduled to expire in the remainder of 2005.

We are currently marketing or anticipate marketing several properties for sale. There can be no assurance any of these sales will be consummated. We plan to use any proceeds resulting from the sale of any property for the acquisition of other properties or general corporate purposes, including the funding of dividends on our common and preferred stock and making distributions to third party unitholders in certain of our subsidiaries.

We have decided, based on current returns and other market factors, that we will seek to sell our wholly-owned properties in Chicago and Denver. We expect to begin marketing these properties early in 2006. We intend to reinvest the proceeds from the sale of Chicago and Denver in our other markets where we believe we will recognize a greater return on our invested capital. We have not yet begun to market these properties and, as a result, have not yet determined their fair market value or expected sales prices. There can be no assurance that these dispositions will be consummated on favorable terms, if at all. A summary of the net book value of the assets and the operating results of our Chicago and Denver properties as of and for the nine months ended September 30, 2005 is as follows:

	Amount (In thousands)	% of Total
Assets (net book value)	$246,573	7.8%
Rental revenue	26,155	7.7%
Property operating income[1]	16,199	7.4%

1	Property operating income is property operations revenueless property operating expenses.

Management’s Discussion and Analysis

During 2003 and continuing in 2004, we experienced increases in tenant improvement, lease incentive and leasing costs as compared to historical levels as a result of competitive market conditions. We expect that tenant improvements and lease incentives will continue at high levels in 2005 due to increasing construction costs and continuing competitive market conditions. Additionally, we expect to incur unusually high levels of tenant improvements, lease incentives and lease commissions due to the commencement of a 394,000 square foot lease in Washington, D.C. In connection with this lease, we expect to incur approximately $5-6 million of lease incentives and lease commissions in 2005 ($1.0 million for the nine months ended September 2005) with an additional $23-27 million being incurred in 2006. The space was vacated on June 30, 2005 and was out of service during most of the third quarter as the space was being prepared for the new tenant. As of September 30, 2005, the tenant has occupied the majority of the space. We expect that the tenant will occupy the remaining space early in the fourth quarter of 2005. In addition to high levels of lease incentives and commissions, we did not and will not recognize any revenue from this new lease for any of the space that is not in service.

In December 2003, CarrAmerica’s Board of Directors approved a plan to restructure the manner in which CarrAmerica held its assets by converting to what is commonly referred to as an umbrella partnership real estate investment trust, or UPREIT, structure. To effect the UPREIT restructuring, we were formed and CarrAmerica contributed substantially all of its assets to us on June 30, 2004 in exchange for 100% of our units of common and preferred partnership interest. We assumed substantially all of CarrAmerica’s liabilities, including the assumption of the obligations under its unsecured credit facility and its senior unsecured notes. At September 30, 2005, CarrAmerica owned all of our outstanding units of partnership interest.

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

General

During the nine months ended September 30, 2005 we completed the following significant transactions:

•	We issued 2,649,000 shares of common units to CarrAmerica in conjunction with its issuance of common stock, receiving approximately $99.5 million from CarrAmerica.

•	We retired $100.0 million of senior unsecured notes upon maturity with proceeds from our unsecured line of credit.

•	We acquired six operating properties (12 buildings) with 815,000 rentable square feet for approximately $226.8 million.

•	We had a partial sale of one operating property (seven buildings) with 1.0 million rentable square feet to a joint venture in exchange for a 20% interest and cash proceeds of approximately $154.0 million.

•	We disposed of four operating properties (13 buildings) generating net proceeds of approximately $153.1 million.

•	We entered into a new joint venture arrangement with institutional investors advised by JPMorgan Asset Management. The joint venture, in which we are a 20% partner, acquired a three building 984,000 rentable square foot property in Addison, Texas for approximately $153.5 million. Our equity investment, net of debt used to finance the acquisition, was $10.4 million in cash.

•	A joint venture in which we are a 30% partner sold two floors of a building. We received cash of $6.5 million from the partial sale and recognized a gain of $1.7 million.

•	A joint venture in which we are a 35% partner sold a building. We received cash of $5.8 million and recognized a gain of $0.8 million on the sale.

Management’s Discussion and Analysis

During the nine months ended September 30, 2004 we completed the following significant transactions:

•	We issued $225.0 million principal amount of 3.625% senior unsecured notes in March 2004 with net proceeds of approximately $222.7 million which were used to pay down amounts outstanding under our unsecured line of credit. The notes mature April 1, 2009.

•	We entered into a $100.0 million interest rate swap in connection with the issuance of the 3.625% senior unsecured notes which qualifies for fair value hedge accounting.

•	We issued $200.0 million principal amount of 5.125% senior unsecured notes in August 2004 with net proceeds of approximately $197.2 million which were used to pay down amounts outstanding under our unsecured line of credit. The notes mature on September 1, 2011.

•	We retired $150.0 million of senior unsecured notes with proceeds from our unsecured line of credit.

•	We disposed of 12 operating properties (17 buildings) generating net proceeds of approximately $201.7 million.

•	We purchased 5 operating properties (11 buildings) with 1.2 million rentable square feet for $320.4 million.

•	We acquired a 20% interest in a joint venture for $13.1 million which purchased a $66.3 million operating property.

•	We entered into a three year $500.0 million unsecured revolving credit agreement with JPMorgan Chase Bank as administrative agent for a syndicate of banks.

•	We completed our corporate restructuring.

In a letter dated February 7, 2005 sent by the Chief Accountant of the Commission to the American Institute of Certified Public Accountants, the Chief Accountant addressed a number of issues related to lease accounting by tenants. In that letter, the Chief Accountant indicated that leasehold improvements made by a tenant that are funded by landlord incentives or allowances under an operating lease should in certain circumstances be recorded as leasehold improvement assets by the tenant. This letter caused REITs and their accounting firms to reevaluate their treatment of tenant improvements and lease incentives. Based upon the implications of the Chief Accountant’s letter, we have concluded that if a tenant improvement is deemed to be owned by the tenant for accounting purposes then we must record the amounts funded to construct the tenant improvements as a lease incentive instead of as a tenant improvement, and as a result, the amount funded would be amortized as a reduction of rental revenue rather than as an increase to depreciation expense. This change in presentation will have no effect on our net income.

This consideration of the issues raised in the Chief Accountant’s letter also resulted in examination of when revenue recognition under an operating lease should begin. Historically, we began to recognize revenue under a lease when possession or control of the space leased was turned over to our tenant. In instances where our tenant contracted directly with third parties for their tenant improvement work, we determined that the tenant took possession of the space and we would begin recognizing revenue when we turned over the space to the tenant to begin construction. However, after discussions with our registered independent public accounting firm, we have concluded that if we are the owner of the tenant improvements, for accounting purposes, revenue recognition cannot commence until the leasehold improvements are substantially completed. In contrast, if we determine that the tenant allowances we are funding are lease incentives, then we will commence revenue recognition when possession or control of the space is turned over to the tenant for construction to begin.

This change did not have a material impact on or require a material adjustment to our audited financial statements for fiscal years ended on or before December 31, 2004 and for the nine months ended September 30, 2005.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments and that have the most significant impact on our financial condition and results of operations. Our critical accounting policies and estimates relate to revenue recognition, estimating the depreciable lives of assets, evaluating the impairment of long-lived assets and investments, allocating the purchase cost of acquired properties and evaluating the collectibility of accounts receivable.

We commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, we evaluate whether we or the

Management’s Discussion and Analysis

lessee is the owner, for accounting purposes, of the tenant improvements. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retain legal title to the improvements;

•	the uniqueness of the improvements;

•	the expected economic life of the tenant improvements relative to the length of the lease; and

•	who constructs or directs the construction of the improvements.

The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment. In making that determination we consider all of the above factors. No one factor, however necessarily determines our conclusion.

If a lease provides for rent based on the resolution of contingencies, such as meeting a level of sales by the tenant, we defer rent associated with rental contingencies until the resolution of the contingency.

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

Base building	5 to 50 years
Building components	7 to 20 years
Tenant improvements	Lesser of the terms of the leases or useful lives of the assets
Furniture, fixtures and equipment	5 to 15 years

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

We assess the carrying value of our long-lived assets on a regular basis. If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property and related assets, such as tenant improvements, lease commissions and in-place lease intangibles, are written down to estimated fair value and an impairment loss is recognized. If we decide to sell rental properties or land holdings, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property and related assets are written down to estimated fair value less costs to sell and an impairment loss is recognized. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of additional impairment losses which, under applicable accounting guidance, could be substantial. We are currently marketing or anticipate marketing several properties for sale. As a result, we have reduced our estimated holding periods for these properties. Of these properties, two, Quorum Place and 5000 Quorum in Dallas, Texas, had book values in excess of the undiscounted cash flows we expect to receive from the operation and sale of the properties. We recognized impairment losses of $1.8 million and $2.2 million, respectively, on these two properties in the first quarter of 2005 to write down the properties to their estimated fair values.

We allocate the purchase cost of acquired properties to the related physical assets and in-place leases based on their fair values. The fair values of acquired office buildings are determined on an “if-vacant” basis considering a variety of

Management’s Discussion and Analysis

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

The fair value of in-place leases includes the effect of leases with above or below market rents, where applicable, customer relationship value and the cost of acquiring existing tenants at the date of acquisition. Above market and below market in-place lease values are determined on a lease-by-lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancellable terms of the related leases. The capitalized below market lease values are amortized as an increase to rental revenue over the initial term and any below market renewal periods of the related leases. Capitalized above market lease values are amortized as a decrease to rental revenue over the initial term of the related leases. Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangibles is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the lease commissions avoided by having in-place tenants and the avoided lost operating income for the estimated period required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease early, the unamortized portion of the in-place lease value is charged to expense. Changes in the assumptions used in the allocation of the purchase cost among the acquired assets would affect the timing of recognition of the related revenue and expenses.

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations. Our estimate of the required allowance, which is reviewed by management on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets (i.e., the San Francisco Bay and Washington, D.C. metropolitan areas).

Results Of Operations

Property Operating Revenue

Property operating revenue is composed of minimum base rent from our office buildings, revenue from the recovery of operating expenses from our tenants and other revenue such as parking and termination fees. Property operating revenue is summarized as follows:

	For the three months ended September 30,		Variance	For the nine months ended September 30,		Variance
(In millions)	2005	2004	2005 vs. 2004	2005	2004	2005 vs. 2004
Minimum base rent	$93.0	$94.7	$(1.7)	$285.8	$278.5	$7.3
Recoveries from tenants	14.1	14.5	(0.4)	42.5	41.2	1.3
Parking and other tenant charges	4.7	4.1	0.6	12.5	14.6	(2.1)

Management’s Discussion and Analysis

Occupancy in our consolidated buildings by market as of September 30, 2005 and 2004 was as follows:

	September 30, 2005		September 30, 2004		Variance
Market	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased
Washington, DC	4,419,583	94.5	4,258,212	97.1	161,371	(2.6)
Chicago	1,222,573	63.5	1,225,117	62.2	(2,544)	1.3
Dallas	998,120	84.5	1,005,668	84.3	(7,548)	0.2
Austin	264,822	90.2	265,901	70.1	(1,079)	20.1
Denver	899,185	97.6	904,717	92.3	(5,532)	5.3
Phoenix	92,103	100.0	532,506	100.0	(440,403)	—
Portland	275,193	84.5	275,193	81.8	—	2.7
Seattle	1,743,747	78.9	1,496,957	79.5	246,790	(0.6)
Salt Lake City	627,255	97.1	628,399	87.5	(1,144)	9.6
San Francisco	5,307,928	86.5	6,176,169	85.9	(868,241)	0.6
Los Angeles	548,821	82.7	659,604	78.6	(110,783)	4.1
Orange County	781,785	98.9	970,608	95.4	(188,823)	3.5
San Diego	1,505,425	88.2	1,307,574	86.5	197,851	1.7

Total	18,686,540	87.6	19,706,625	87.0	(1,020,085)	0.6

Minimum Base Rent

Minimum base rent decreased $1.7 million (1.8%) in the third quarter of 2005 compared to 2004. The decrease in minimum base rent in 2005 was due primarily to space in Washington, D.C. that was out of service for the majority of the third quarter while it was being prepared for occupancy ($2.3 million), sold properties ($6.0 million) and lower rental rates partially offset by rents from buildings acquired in 2005 and 2004 ($7.3 million).

Minimum base rent increased $7.3 million (2.6%) in the first nine months of 2005 compared to 2004. The increase in minimum base rent in 2005 was due primarily to rents from buildings acquired in 2005 and 2004 ($25.4 million) partially offset by sales of properties ($12.7 million), space in Washington, D.C. that was out of service for the majority of the third quarter while it was being prepared for occupancy ($2.3 million) and lower rental rates. We expect minimum base rent to be under downward pressure during the remainder of the year as a result of re-leasing space at significantly lower rates than those rates that were in effect under expiring leases.

Our lease rollover by square footage and rent at September 30, 2005 is as follows:

	Leased Sq. Footage[1]	Rent ($000)
2005	467,177	11,800
2006	2,541,608	67,198
2007	1,914,124	47,400
2008	2,178,993	43,503
2009	2,878,706	59,337
2010	1,736,473	35,729
2011	1,212,117	30,975
2012	1,025,790	26,409
2013	542,969	15,552
2014	501,973	10,215
2015 and thereafter	1,366,200	34,066

	16,366,130	382,184

[1]	Does not include vacant space at 9/30/05 - 2.3 million sq. ft.

Management’s Discussion and Analysis

Recoveries from Tenants

Recoveries from tenants decreased $0.4 million (2.8%) in the third quarter of 2005 from 2004. The decrease in recoveries from tenants is primarily the result of the sales of properties and the space in Washington, D.C. that was out of service for the majority of the third quarter while it was being prepared for occupancy partially offset by recoveries from tenants in buildings acquired in 2005 and 2004 ($1.5 million).

Recoveries from tenants increased $1.3 million (3.2%) in the first nine months of 2005 from 2004. The increase in recoveries from tenants is primarily the result of recoveries from tenants in buildings acquired in 2005 and 2004 ($4.7 million) partially offset by sales of properties and the above-mentioned out of service space in Washington, D.C.

Parking and Other Tenant Charges

Parking and other tenant charges increased $0.6 million (14.6%) in the third quarter of 2005 from 2004 due primarily to higher parking and lease termination fees. Lease termination fees were $1.5 million in the third quarter of 2005 and $1.3 million in the third quarter of 2004. Parking and other tenant charges decreased $2.1 million (14.4%) in the first nine months of 2005 from 2004 due primarily to a reduction in lease termination fees partially offset by increased parking fees principally from acquired properties. Lease termination fees were $3.3 million in 2005 and $6.6 million in 2004. Lease termination fees are paid by a tenant in exchange for our agreement to terminate the lease or pursuant to a termination provision in its lease document. Vacancies created as a result of these terminations negatively impact future rents until the space is relet.

Property Expenses

Property expenses are summarized as follows:

(In millions)	For the three months ended September 30,		Variance	For the nine months ended September 30,		Variance
	2005	2004	2005 vs. 2004	2005	2004	2005 vs. 2004
Property operating expenses	$30.7	$29.8	$0.9	$90.5	$87.1	$3.4
Real estate taxes	10.3	9.8	0.5	31.2	30.1	1.1

Property operating expenses increased $0.9 million (3.0%) in the third quarter of 2005 from 2004 due primarily to expenses related to buildings acquired in 2005 and 2004 ($1.5 million) and increased operating services expenses ($2.5 million) partially offset by sales of properties ($2.1 million) and lower bad debt expense ($1.1 million).

Property operating expenses increased $3.4 million (3.9%) in the first nine months of 2005 from 2004 due primarily to expenses related to buildings acquired in 2005 and 2004 ($4.9 million) and increased operating services expenses ($5.7 million) partially offset by sales of properties ($4.1 million), lower insurance expense ($1.1 million) and lower bad debt ($1.4 million).

Real estate taxes increased $0.5 million (5.1%) in the third quarter of 2005 from 2004. The increase was due primarily to the impact of property acquisitions ($0.8 million) partially offset by sales of properties ($0.8 million).

Real estate taxes increased $1.1 million (3.7%) in the first nine of 2005 from 2004. The increase was due primarily to the impact of property acquisitions ($2.8 million) partially offset by sales of properties ($1.6 million).

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

Management’s Discussion and Analysis

(In millions)	For the three months ended September 30,		Variance	For the nine months ended September 30,		Variance
	2005	2004	2005 vs. 2004	2005	2004	2005 vs. 2004
Property operating income	$70.8	$73.7	$(2.9)	$219.1	$217.2	$1.9
Property operating income percent	63.4%	65.0%	-1.6%	64.3%	65.0%	-0.7%

Property operating income decreased $2.9 million (3.9%) in the third quarter of 2005 from 2004 due primarily to the impact of declining rental rates on new leases, sales of properties and the space in Washington, D.C. that was out of service for the majority of the third quarter while it was being prepared for occupancy partially offset by the impact of properties acquired in 2005 and 2004. Property operating income as a percentage of property operations revenue was lower at 63.4% compared to 65.0% for the third quarter of 2005 and 2004, respectively.

Property operating income increased $1.9 million (0.9%) in the first nine of 2005 from 2004 due primarily to the impact of properties acquired in 2005 and 2004 partially offset by the impact of declining rental rates on new leases, sales of properties and the space in Washington, D.C. that was out of service for the majority of the third quarter while it was being prepared for occupancy. Property operating income as a percentage of property operations revenue was slightly lower at 64.3% for the first nine months of 2005 compared to 65.0% in 2004.

Real Estate Service Revenue

Real estate service revenue, which includes our third party property management services and our development services, decreased $1.1 million in the third quarter of 2005 from 2004 and for the first nine months of 2005 compared to 2004 due to lower development and leasing fees.

General and Administrative Expense

General and administrative expense decreased $0.2 million in the third quarter of 2005 as compared to 2004. The decrease was due primarily to lower payroll primarily as a result of the sale of our Atlanta portfolio in the third quarter of 2004.

General and administrative expense decreased $0.3 million in the first nine months of 2005 as compared to 2004. The decrease was due to lower payroll primarily as a result of the sale of our Atlanta portfolio in the third quarter of 2004 offset by the settlement of litigation ($1.2 million) in the first quarter of 2005.

Depreciation and Amortization

Depreciation and amortization increased $2.7 million (8.5%) in the third quarter of 2005 compared to the third quarter of 2004 and $11.1 million (12.2%) in the first nine months of 2005 compared to the first nine months of 2004. This increase was due primarily to the effects of the depreciation and amortization related to buildings acquired in 2005 and 2004, including the amortization of certain related intangible assets.

Interest Expense

Interest expense increased $0.7 million (2.6%) during the third quarter of 2005 compared to 2004. This increase was due primarily to higher interest rates ($1.7 million) partially offset by lower average levels of debt ($1.0 million) due to repayment of debt with proceeds from our stock offering in August 2005.

Interest expense increased $4.2 million (5.1%) during the first nine months of 2005 compared to 2004. This increase was due primarily to higher average levels of debt outstanding ($3.2 million) as a result of our 2005 and 2004 property acquisitions partially offset by debt repayments with proceeds from our stock offering in August 2005, higher interest rates ($0.6 million) and lower capitalized interest ($0.4 million).

Other Income

Other income was $2.7 million in the third quarter of 2005 compared to $4.1 million in the third quarter of 2004 due primarily to lower equity in earnings of our unconsolidated joint ventures ($2.9 million) partially offset by increased interest income from our notes receivable ($1.5 million). In the third quarter of 2004, Carr Office Park, LLC, a joint venture in which we have a 35% interest, recognized a $5.9 million termination settlement on a cancelled building development project with a third party. We recognized $2.1 million through equity in earnings associated with this termination.

Management’s Discussion and Analysis

Other income was $7.8 million in the first nine months of 2005 compared to $9.1 million in the first nine months of 2004 due primarily to lower equity in earnings of our unconsolidated joint ventures ($4.6 million) partially offset by increased interest income from our notes receivable ($3.3 million). In the third quarter of 2004, Carr Office Park, LLC, a joint venture in which we have a 35% interest, recognized a $5.9 million termination settlement on a cancelled building development project with a third party. We recognized $2.1 million in equity in earnings associated with this termination.

Gain on Sale of Properties and Discontinued Operations

The tables below summarize property sales for the nine months ended September 30, 2005 and 2004:

2005
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Alton Deere	Mar-05	182,561	31,469	9,002
CarrAmerica Corporate Center(1)	Mar-05	1,004,679	153,986	77,433
Westlake Spectrum*	Apr-05	108,084	20,641	3,773
Hacienda*	Sep-05	207,518	37,287	11,099
Phoenix*	Sep-05	440,403	63,676	47

2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills*	Mar-04	166,149	10,512	66
Atlanta Portfolio*(2)	Sep-04	1,696,757	191,190	19,804

*	Included in discontinued operations
(1)	We retained a 20% interest in this property through joint venture.
(2)	15 operating office buildings located in Atlanta, Georgia. The properties were Glenridge, Holcomb Place, Midori, Parkwood, Summit, Spalding Ridge, 2400 Lake Park Dr., 680 Engineering Dr., Embassy Row, Waterford and Forum

During the three months ended September 30, 2005, we disposed of our Hacienda property and three buildings in our Phoenix, Arizona portfolio. Prior to the sale of the Phoenix buildings, we recognized an impairment loss of $0.6 million on the three buildings sold. We recognized gains of approximately $11.1 million on these transactions which are classified, along with their results of operations, as discontinued operations as we have no continuing involvement with the properties after the sale. These sales have been treated as like-kind exchanges for income tax purposes. As a result, the proceeds from these sales, approximately $101.0 million are being held in escrow and are classified as restricted cash as of September 30, 2005. All of these proceeds were released from escrow subsequent to the end of the third quarter and were used to pay down amounts outstanding under our line of credit. As of September 30, 2005, we have two properties under contract for sale and which meet our criteria to be classified as held for sale, the remaining building in Phoenix and Sunrise Corporate Center in Reston, Virginia. We will continue to manage Sunrise Corporate Center after the sale and therefore, its results of operations are included in continuing operations.

For the nine months ended September 30, 2005, we disposed of our Alton Deere, Westlake Spectrum, Hacienda properties and three buildings of our Phoenix, Arizona portfolio, recognizing gains of $23.9 million, $14.9 million of which is classified as discontinued operations as we have no continuing involvement with Westlake Spectrum, Hacienda and the Phoenix buildings after the sale. Prior to the sale of the Phoenix buildings, we recognized an impairment loss of $0.6 million on the three buildings sold. The sale of the Phoenix buildings and Hacienda are being treated for as like-kind exchanges for income tax purposes. As a result, the proceeds from these to sales, approximately $101.0 million are being held in escrow and are classified as restricted cash as of September 30, 2005. All of these proceeds were released from

Management’s Discussion and Analysis

escrow subsequent to the end of the third quarter and were used to pay down amounts outstanding under our line of credit. On March 31, 2005, we had a partial sale of CarrAmerica Corporate Center to a joint venture in return for a 19% interest in the venture and cash of approximately $154.0 million. We recognized a gain of $77.4 million on the transaction. We funded $2.7 million of additional capital to this venture increasing our percentage ownership to 20% in the third quarter of 2005. We continue to manage Alton Deere and CarrAmerica Corporate Center under management agreements and the gains on these sales and the operating results of these properties are not classified as discontinued operations due to our continuing involvement. In addition to these sales, there were two sales in joint ventures. In June 2005, a joint venture in which we hold a 35% interest sold an office property. We received cash proceeds of $5.8 million and recognized a gain from this sale of $0.8 million which is classified as continuing operations. In January 2005, a joint venture in which we are a 30% partner sold two floors of a building. We recognized a gain of $1.7 million on this transaction and received cash proceeds of $6.5 million.

During the three months ended September 30, 2004, we disposed of 15 office buildings in Atlanta, Georgia, exiting that market. The gain on this sale ($19.8 million) and the operating results of these properties are classified as discontinued operations as we had no continuing involvement with the properties after the sale.

During the nine months ended September 30, 2004, we disposed of 15 office buildings in Atlanta, Georgia, exiting that market and our Tower of the Hills property. The gains on these sales ($19.9 million) and the operating results of these properties are classified as discontinued operations as we had no continuing involvement with the properties after the sale. We had previously recognized an impairment loss of $3.0 million on Tower of the Hills in the fourth quarter of 2003.

As stated above, the operating results of our Tower of the Hills property along with our Atlanta portfolio, which we sold in September 2004, First Street Technology and Valley Business Park I, which we sold in December 2004, Westlake Spectrum, which we sold in April 2005, our Hacienda property, which we sold in September 2005 and our Phoenix portfolio, three buildings of which were sold in September 2005, are classified as discontinued operations. As of September 30, 2005, the remaining building of our Phoenix, Arizona portfolio is under contract for sale and meets our criteria to be classified as held for sale. After the sale, we will have no continuing involvement with this property and therefore, its results of operations are classified as discontinued operations. We recognized an impairment loss of $0.2 million on the Phoenix property under contract during the second quarter of 2005. Operating results of the properties classified as discontinued operations are summarized as follows:

(In thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Revenue	$3,665	$11,810	$11,790	$35,847
Property expenses	682	3,941	2,059	11,934
Depreciation and amortization	740	1,341	2,850	8,661

Net operations of properties sold or held for sale	2,243	6,528	6,881	15,252
Impairment loss	(649)	—	(859)	—
Gain on sale of properties	11,165	19,804	14,938	19,870

Discontinued operations	$12,759	$26,332	$20,960	$35,122

Number of buildings included in discontinued operations	6	26	8	28

During the remainder of 2005, we are currently marketing or anticipate marketing several properties for sale. As a result we have reduced our estimated holding periods for these properties. Of these properties, two, Quorum Place and 5000 Quorum in Dallas, Texas, had book values in excess of the undiscounted cash flows we expect to receive from the operation and sale of the properties. As a result, we recognized impairment losses of $1.8 million and $2.2 million, respectively, on these two properties in the first quarter of 2005 to write down these properties to their estimated fair value. None of the properties which we are marketing currently meet our criteria to be classified as held for sale or as discontinued operations.

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

(In millions)	For the nine months ended September 30,		Variance
	2005	2004	2005 vs. 2004
Cash provided by operating activities	$97.8	$118.4	$(20.6)
Cash used in investing activities	(68.2)	(193.2)	125.0
Cash (used in) provided by financing activities	(27.8)	73.7	(101.5)

Operations generated $97.8 million of net cash for the first nine months of 2005 compared to $118.4 million in 2004. The change in cash flow from operating activities was primarily the result of fluctuations in working capital primarily in accounts payable and prepaid and intangible assets and the factors discussed above in the analysis of operating results.

Our investing activities used net cash of $68.2 million in 2005 and $193.2 million in 2004. The change in cash used in investing activities in 2005 was due primarily to increased proceeds from sales of rental properties ($117.7 million), reduced property acquisitions ($93.7 million), reduced rental property additions including tenant improvements and construction in progress ($6.3 million), increased distributions from unconsolidated entities ($1.1 million) and increased payments on notes receivable ($6.1 million) partially offset by increases in restricted cash ($100.5 million) due to tax deferred exchanges.

Our financing activities used net cash of $27.8 million in 2005 and provided net cash of $73.7 million in 2004. The change in net cash from financing activities in 2005 was due primarily to a decrease in net borrowings of approximately $178.8 million and higher distributions ($3.7 million) partially offset by common unit issuance proceeds ($83.1 million).

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of capital are our real estate operations and our unsecured credit facility. As of September 30, 2005, we had approximately $6.6 million in cash and cash equivalents, $103.3 million of restricted cash and $107.6 million available for borrowing under our unsecured credit facility. We derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

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

•	Funding distributions on our common and preferred units and making distributions to third party unit holders in certain of our subsidiaries;

•	Approximately $30-40 million to invest in our existing portfolio of operating assets, including approximately $27-33 million of tenant-related capital requirements; and

•	Approximately $2-4 million to fund mezzanine loans we have committed to make in connection with two projects for which we are providing development management services.

Management’s Discussion and Analysis

We expect to meet our capital requirements using cash generated by our real estate operations, by borrowings on our unsecured credit facility, and from proceeds from the sale of properties. We could also raise additional debt or equity capital in the public market or fund acquisitions of properties through property-specific mortgage debt.

We believe that we will generate sufficient cash flow from operations and the possible disposition of assets and have access to the capital resources necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations, to make distributions to CarrAmerica to enable it to comply with REIT requirements, to acquire additional properties and land, and to pay for construction in progress. If we continue to maintain our distributions at their current rate in 2006, cash flows from operations less capital requirements will significantly exceed distributions. We would expect to fund the shortfall through additional borrowings, the collection of existing notes receivable and/or potential dispositions in excess of property acquisitions. If we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, we may not be able to pay the distributions to CarrAmerica to enable CarrAmerica to pay dividends at a sufficient level to maintain its status as a REIT or under the terms of its preferred stock, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements with respect to our existing portfolio of operating assets. Also if, as a result of general economic downturns, our credit rating is downgraded, rental rates on new leases continue to be significantly lower than expiring leases or our properties do not otherwise perform as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. Any of these events could have a material adverse effect on our liquidity, financial condition, results of operations and the value of our and CarrAmerica’s securities. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In most cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We may refinance that debt when it matures, or we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

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

In December 2003, CarrAmerica’s Board of Directors approved a plan to restructure the manner in which CarrAmerica held its assets by converting to an UPREIT structure. To effect the UPREIT restructuring, we were formed and CarrAmerica contributed substantially all of its assets to us on June 30, 2004 in exchange for 100% of our units of common and preferred partnership interest. We assumed substantially all of CarrAmerica’s liabilities, including the assumption of the obligations under its unsecured credit facility and its senior unsecured notes. At September 30, 2005, CarrAmerica owned all of our outstanding units of partnership interest.

Since the UPREIT restructuring, substantially all of CarrAmerica’s business is conducted through us and its primary asset is its interest in us. CarrAmerica undertook the UPREIT restructuring to enable it to better compete with other office REITs, many of which are structured as UPREITs, for the acquisition of properties from tax-motivated sellers. As a result of the UPREIT restructuring, we can issue units of limited partnership interest to tax-motivated sellers who contribute properties to us, thereby enabling those sellers to realize certain tax benefits that would be unavailable if we purchased properties directly for cash.

Management’s Discussion and Analysis

We are capitalized through the issuance of units. CarrAmerica serves as our sole general partner and currently owns the general partnership interest and substantially all of the common limited partnership interest. Its wholly owned subsidiary, CarrAmerica OP, LLC, a Delaware limited liability company, owns a nominal common limited partnership interest in us. Together, CarrAmerica and CarrAmerica OP, LLC owned all of our common units outstanding at September 30, 2005. In connection with the UPREIT conversion, we issued to CarrAmerica 8,050,000 Series E Cumulative Redeemable Preferred Partnership Units with terms that are substantially the same as the economic terms of CarrAmerica’s Series E preferred stock. These preferred units represented 100% of our outstanding preferred units at September 30, 2005.

We are managed by CarrAmerica as sole general partner. Even if we in the future admit additional limited partners, CarrAmerica, as the sole general partner, will generally have the exclusive power under the partnership agreement to manage and conduct our business, subject to certain limited approval and voting rights of the limited partners.

Real Estate Operations

After several years of adverse conditions in the commercial office real estate markets, vacancy rates peaked in the majority of our markets in 2003 and then began to improve. At the end of the third quarter of 2005, vacancy rates in all of our markets were declining due to continuing positive net absorption. As a result of improved office job growth, we believe leasing activity is up significantly, and we believe that market rental rates have stabilized in all of our markets and have improved in many of our markets including Washington, D.C. and Southern California. We anticipate rental economics will improve in most of our markets for the discernable future.

Due to the improving market conditions described above, occupancy in our portfolio of operating properties was 87.6% at September 30, 2005 compared to 87.8% at December 31, 2004 and 87.0% at September 30, 2004. If demand continues to improve in the balance of 2005, we expect that our overall portfolio average occupancy may improve further. Our occupancy improved slightly in 2005 over 2004 due in part to acquisitions of properties with higher occupancies and dispositions of certain low occupancy properties. Our same store (properties we owned in both years) occupancy was 87.3% at September 30, 2005 compared to 87.9% at September 30, 2004. In connection with terminating tenants in the three months ended September 30, 2005, we earned $1.5 million of termination fees compared to $1.3 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, we earned termination fees of $3.3 million and $6.6 million, respectively. These fees are non-recurring in nature and while we expect we will earn modest termination fees in the remainder of 2005, we expect that termination fees earned for 2005 will be substantially lower than in 2004.

Not withstanding the improving markets for office space and declining vacancy rates in most of our markets, rental rates on space that was re-leased in 2005 decreased an average of 17.0% in comparison to rates that were in effect under expiring leases. While we believe market rental rates have stabilized and are improving in many of our markets, rental rates on in-place leases in certain markets remain significantly above current market rental rates. We estimate that market rental rates on leased space expiring in the remainder of 2005 will be, on average, approximately 10%-12% lower than straight-lined rents on expiring leases. We have 0.5 million square feet of space on which leases are currently scheduled to expire in the remainder of 2005.

During the remainder of 2005, we are currently or anticipate marketing several properties for sale. There can be no assurance any of these sales will be consummated. We plan to use any proceeds resulting from the sale of any property for the acquisition of other properties or general corporate purposes.

We have decided, based on current returns and other market factors, that we will seek to sell our wholly-owned properties in Chicago and Denver. We expect to begin marketing these properties early in 2006. We intend to reinvest the proceeds from the sale of Chicago and Denver in our other markets where we believe we will recognize a greater return on our invested capital. We have not yet begun to market these properties and, as a result, have not yet determined their fair market value or expected sales prices. There can be no assurance that these dispositions will be consummated on favorable terms, if at all. A summary of the net book value of the assets and the operating results of our Chicago and Denver properties as of and for the nine months ended September 30, 2005 is as follows:

Management’s Discussion and Analysis

	Amount (In thousands)	% of Total
Assets (net book value)	$246,573	7.8%
Rental revenue	26,155	7.7%
Property operating income[1]	16,199	7.4%

[1]	Property operating income is property operations revenue less property operating expenses.

During 2003 and continuing in 2004, we experienced increases in tenant improvement, lease incentive and leasing costs as compared to historical levels as a result of competitive market conditions. We expect that tenant improvements and lease incentives will continue at high levels in 2005 due to increasing construction costs and continuing competitive market conditions. Additionally, we expect to incur unusually high levels of tenant improvements, lease incentives and lease commissions due to the commencement of a 394,000 square foot lease in Washington, D.C. In connection with this lease, we expect to incur approximately $5-6 million of lease incentives and lease commissions in 2005 ($1.0 for the nine months ended September 2005) with an additional $23-27 million being incurred in 2006. The space was vacated on June 30, 2005 and was out of service during most of the third quarter as the space was being prepared for the new tenant. Base rental income associated with this lease was approximately $1.5 million per month. As of September 30, 2005, the tenant has occupied the majority of the space. We expect that the tenant will occupy the remaining space early in the fourth quarter of 2005. In addition to high levels of lease incentives and commissions, we did not and will not recognize any revenue from the new lease for any of the space that is not in service. The lease also includes eight months of abated rent and requires significant capital investment in tenant improvements, lease incentives and lease commissions. As a result, we expect the abatement of rent to have a significant negative impact on our operating cash flows during the last quarter of 2005 and at least the first two quarters of 2006.

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

We have three investment grade ratings. As of September 30, 2005, Fitch Rating Services and Standard & Poors have each assigned their BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to our prospective cumulative preferred stock offerings. Moody’s Investor Service has assigned its Baa2 rating with a stable outlook to our prospective senior unsecured debt offerings and its Baa3 rating to our prospective cumulative preferred stock offerings. A downgrade in rating by any one of these rating agencies could result from, among other things, a change in our financial position or a downturn in general economic conditions. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing variable rate debt. However, as of September 30, 2005, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating.

Management’s Discussion and Analysis

Our total debt at September 30, 2005 and December 31, 2005 is summarized as follows:

(In thousands)	September 30, 2005	December 31, 2004
Fixed rate mortgages	$259,349	$262,930
Notes payable	18,615	19,228
Unsecured credit facility	360,000	295,000
Senior unsecured notes	1,275,000	1,375,000

	1,912,964	1,952,158
Unamortized discount, fair value adjustment and swap settlement, net	(12,343)	(11,028)

	$1,900,621	$1,941,130

Our fixed rate mortgage debt bore an effective weighted average interest rate of 7.98% at September 30, 2005 and had a weighted average maturity of 3.5 years. $360.0 million (18.8%) of our total debt at September 30, 2005 bore a LIBOR-based variable interest rate and $100.0 million (5.2%) of our debt was subject to variable interest rates through interest rate swap agreements. The interest rate on borrowings on our unsecured credit facility at September 30, 2005 was 4.51%.

We repaid $3.6 million of fixed rate mortgage debt in the first nine months of 2005.

Our primary external source of liquidity is our credit facility. On June 30, 2004, we entered into a new $500.0 million, three year unsecured revolving credit facility with JPMorgan Chase Bank, as administrative agent for a syndicate of banks. The facility replaced and was used to repay all amounts outstanding under our previous senior unsecured credit facility. We may increase the facility to $700.0 million by our request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at our option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 4.51% as of September 30, 2005. As of September 30, 2005, $360.0 million was drawn on the credit facility, $32.4 million in letters of credit were outstanding, and we had $107.6 million available for borrowing. Subsequent to the end of the third quarter, the amounts in restricted escrows from two property sales were released and we used the monies to pay down our line of credit. As of October 13, 2005, $252.0 million was drawn on the credit facility, $32.4 million in letters of credit were outstanding, and we had $215.6 million available for borrowing.

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

As of September 30, 2005, we are in compliance with all debt covenants related to our unsecured credit facility. For the remainder of 2005, we expect our minimum ratio of annual EBITDA to interest expense to be in compliance but relatively close to the minimum of 2 to 1 as a result of space that was out of service related to a large new lease in Washington, D.C. and the delayed commencement of revenue recognition on leases that have been executed as a result of our change in how we recognize revenue. If circumstances change from our current expectations, there can be no assurance we will remain in compliance with this or our other covenants. During the first quarter of 2005, we amended our credit facility, increasing the maximum ratio of total debt to tangible fair market value of our assets to 60%. In addition, the capitalization rate used to compute the fair market value of our assets for purposes of calculating this ratio was decreased from 9.0% to 8.5% for properties located in the Washington, D.C. metropolitan area. Our ability to draw on our unsecured credit facility or to incur other unsecured debt in the future could be restricted by the covenants.

Management’s Discussion and Analysis

We have senior unsecured notes outstanding at September 30, 2005 as follows:

(In thousands)	Note Principal	Unamortized Discount	Swap Settlement/ Fair Value Adjustment	Total
7.375% notes due in 2007	$125,000	$(253)	$—	$124,747
5.261% notes due in 2007	50,000	(65)	—	49,935
5.25% notes due in 2007	175,000	(585)	(1,663)	172,752
3.625% notes due in 2009	225,000	(536)	(4,250)	220,214
6.875% notes due in 2008	100,000	(998)	—	99,002
5.125% notes due in 2011	200,000	(532)	—	199,468
7.125% notes due in 2012	400,000	(3,461)	—	396,539

	$1,275,000	$(6,430)	$(5,913)	$1,262,657

All of the notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries.

Our senior unsecured notes also contain covenants with which we must comply. These covenants include:

•	Limits on our total indebtedness on a consolidated basis;

•	Limits on our secured indebtedness on a consolidated basis;

•	Limits on our required debt service payments; and

•	Compliance with the financial covenants of our credit facility.

We were in compliance with our senior unsecured notes covenants as of September 30, 2005.

$100.0 million of senior unsecured notes matured on March 1, 2005 and were repaid on that date using borrowings from our unsecured credit facility.

Derivative Financial Instruments

On November 20, 2002, in conjunction with the issuance of $175.0 million of our 5.25% senior unsecured notes, we entered into interest rate swap agreements with JPMorgan Chase Bank, Bank of America, N.A. and Goldman, Sachs & Co. Under the terms of these agreements, we received interest at a fixed rate of 5.25% and paid interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps matured at the same time the notes were due. The swaps qualified as fair value hedges for accounting purposes. We recognized an increase in interest expense for the nine months ended September 30, 2005 of approximately $14,000 related to the swaps. We recognized a reduction in interest expense for the three and nine months ended September 30, 2004 of approximately $0.6 million and $2.4 million, respectively, related to the swaps. On April 18, 2005, we terminated these swap agreements by paying approximately $2.0 million. This payment is being amortized to interest expense over the remaining term of the senior unsecured notes which mature November 2007. The effective rate of interest on the notes giving effect to the swap termination is 5.69%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of our 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JPMorgan Chase Bank and Bank of America, N.A. Under the terms of these agreements, we receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of September 30, 2005, the fair value of the interest rate swaps was a payable of approximately $(4.3) million. We recognized an increase in interest expense for the three and nine months ended September 30, 2005 of approximately $0.3 million and $0.6 million, respectively and a reduction in interest expense of approximately $0.4 million and $0.6 million for the three and nine months ended September 30, 2004, respectively, related to the swaps. As of September 30, 2005, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 4.36%.

On August 10, 2004, we entered into interest rate lock agreements with a notional amount of $150.0 million with JPMorgan Chase Bank, Goldman, Sachs & Co. and Morgan Stanley in anticipation of our 5.125% $200.0 million senior unsecured note offering. We settled the interest rate locks on August 20, 2004 and paid $0.6 million to the counterparties. The interest rate locks qualified as cash flow hedges and are being amortized to interest expense over the life of our senior unsecured notes due in 2011. During the three and nine months ended September 30, 2005, the impact of the interest rate locks on interest expense was not material.

Management’s Discussion and Analysis

In January 2005, we purchased an interest rate cap with a notional amount of $200.0 million and LIBOR capped at 7.5% which expires in February 2006.

Equity Issuance, Repurchases and Distributions

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

On August 5, 2005, we issued 2,649,000 common units to CarrAmerica in conjunction with its issuance of the same number of shares of common stock. CarrAmerica paid us the net proceeds of its common stock offering of approximately $99.5 million. We used the proceeds to repay a portion of the borrowings under our $500.0 million revolving credit facility and in turn fund current and potential acquisitions and other working capital and general corporate purposes, including the funding of distributions on our common and preferred units and making distributions to third party unitholders in certain of our subsidiaries.

Our distributions to partners are based on available cash and are made at the sole discretion of CarrAmerica. It is anticipated that our distributions to CarrAmerica, as our general partner, will be at least sufficient for it to pay dividends on its common stock at a level that will enable it to maintain its REIT status and avoid any income or excise tax liability. CarrAmerica pays dividends quarterly from distributions by us. The maintenance of these dividends is subject to various factors, including the discretion of CarrAmerica’s Board of Directors, CarrAmerica’s ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of CarrAmerica’s taxable income to be distributed to stockholders. The table below details CarrAmerica’s dividend and distribution payments for the three and nine months ended September 30, 2005 and 2004.

(In thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Preferred stock dividends	$3,773	$3,773	$11,320	$11,319
Unit distributions	2,777	2,736	8,418	8,317
Common stock dividends	29,233	27,192	84,590	80,985

	$35,783	$33,701	$104,328	$100,621

Cash flows from operations is an important factor in CarrAmerica’s ability to sustain its common stock dividend at its current rate. Cash flows from operations decreased from $118.4 million in 2004 to $97.8 million in 2005 due primarily to fluctuations in working capital and our results of operations. We expect our cash flows from operations to be lower in 2005 than 2004 while tenant improvements and lease incentives are expected to remain at elevated levels as a result of factors mentioned in the introduction to our Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 20 of this report, including but not limited to, lower expected lease termination fees, continued declines in rental rates compared to the rates on expiring leases and costs associated with a new lease in Washington, D.C. for approximately 394,000 rentable square feet. This lease required the space to be taken out of service during most of the third quarter of 2005 for remodeling for the new tenant. Also, the lease includes eight months of abated rent and requires significant capital investment in lease incentives and lease commissions. We expect that these factors will negatively impact our cash flows from operations and our ability to satisfy CarrAmerica’s current common stock dividend payment level using cash flows from operations for the remainder of 2005 and at least the first two quarters of 2006. CarrAmerica and us currently expect to maintain its common stock dividend rate of $0.50 per share in the fourth quarter of 2005 and, as a result, we expect to maintain our equivalent unit distributions. As a result, we expect to borrow under our line of credit and/or sell assets in order to maintain this rate. There can be no assurance that circumstances may not change and as a result of poorer than expected operating results or the inability to obtain financing on favorable terms, or at all, that CarrAmerica will not later reduce its common stock dividend below the current rate. CarrAmerica generally is restricted from paying dividends that would exceed 90% of our funds from operations during any four-quarter period. We expect that we will have adequate liquidity through our line of credit and from planned property dispositions to fund CarrAmerica’s dividend at its current rate.

Management’s Discussion and Analysis

Capital Commitments

We expect to incur unusually high levels of lease incentives and lease commissions due to the commencement of a 394,000 square foot lease in Washington, D.C and several other large leases. In connection with these leases, we expect to incur approximately $15-20 million of lease incentives and lease commissions during the remainder of 2005 with an additional $28-36 million being incurred in 2006. We currently have no development projects underway, however a joint venture in which we hold a 20% interest, has a project under construction. This project is expected to cost $25.1 million, of which our total investment is expected to be $5.0 million. Through September 30, 2005, approximately $2.7 million or 10.8% of total project costs had been expended on this project We expect that our credit facility and project-specific financing will provide the additional funds required to complete this project and to finance the costs of additional projects we may undertake.

Unconsolidated Investments and Joint Ventures

We have investments in real estate joint ventures in which we hold 15%-50% interests. These investments are accounted for using the equity method and therefore the assets and liabilities of the joint ventures are not included in our consolidated financial statements. Most of our real estate joint ventures own and operate office buildings financed by non-recourse debt obligations that are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay this debt and the lenders have no recourse to our other assets. As of September 30, 2005, we guaranteed $30.0 million of debt related to a joint venture and have provided a completion guarantee related to a joint venture project for which total costs are anticipated to be $172.0 million, of which $141.8 million had been expended to date. We have not funded any amounts under these guarantees and do not expect any funding will be required in the future.

Our investments in these joint ventures are subject to risks not inherent in our majority owned properties, including:

•	Absence of exclusive control over the development, financing, leasing, management and other aspects of the project;

•	Possibility that our co-venturer or partner might:

•	become bankrupt;

•	have interests or goals that are inconsistent with ours;

•	take action contrary to our instructions, requests or interests (including those related to our qualification as a REIT for tax purposes); or

•	otherwise impede our objectives; and

•	Possibility that we, together with our partners, may be required to fund losses of an investee.

In addition to making investments in these ventures, we provide construction management, leasing and property management, development and architectural and other services to them. We earned fees for these services of $2.0 million and $3.1 million for the three months ended September 30, 2005 and 2004, respectively, and $6.5 million and $6.9 million for the nine months ended September 30, 2005 and 2004, respectively. Accounts receivable from joint ventures and other affiliates were $1.3 million at September 30, 2005 and $1.8 million at September 30, 2004.

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

Off Balance Sheet Arrangements

Variable Interest Entities

During 2003, we provided mezzanine loans and guaranties to third-parties for development management projects. The purpose of these variable interest entities (“VIEs”) is to build and own office buildings in Washington, D.C. Based upon our analysis, we believe that we are not the primary beneficiary of either entity and, accordingly, we do not consolidate them. Our maximum exposure to loss as September 30, 2005 is $75.5 million, the sum of our notes receivable ($30.9 million) and the maximum exposure under the guaranties ($44.6 million).

Management’s Discussion and Analysis

In December 2004, we provided mezzanine financing to a third-party joint venture. This VIE owns property in Texas. Based upon our analysis, we believe that we are not the primary beneficiary of this entity and, accordingly, we do not consolidate it. Our maximum exposure to loss as of September 30, 2005 is $13.8 million, the balance of our subordinated note receivable.

Guarantee Obligations

Our obligations under guarantee agreements at September 30, 2005 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Jan-06	$30,000,000	$—
Loan[2]	Atlantic Building	Mar-07	25,000,000	160,000
Completion[3]	Atlantic Building	Mar-07	46,801,485	250,000
Completion[4]	Shakespeare Theatre	Dec-06	31,300,866	725,000
Loan[5]	10UCP	Nov-06	1,015,000	—
Loan[6]	Square 320	Mar-06	19,570,000	165,000

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guarantee to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. The third party owns 100% of the property owning entity. We have a security interest in the property owning entity. In the event of default, we can exercise our rights under the loan documents to foreclose on the membership interests of the property owning entity and sell such membership interest to mitigate our exposure under the guarantees.
3.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
4.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender and/or owners. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
5.	Lease-up guarantee to a lender. Funds related to this guarantee are being held in escrow by a joint venture in which we own a minority interest.
6.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. The third party owns 100% of the property owning entity. We have a security interest in the property owning entity. In the event of default, we can exercise our rights under the loan documents to foreclose on the membership interests of the property owning entity and sell such membership interest to mitigate our exposure under the guarantees.

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

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Compensation.” It replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the compensation cost relating to share-based payment transactions be recognized in financial statements. It is required to be applied by us beginning January 1, 2006. We intend to adopt SFAS No. 123(R) using the modified prospective application method which requires, among other things, that we recognize compensation cost for all awards outstanding at January 1, 2006, for which the requisite service has not yet been rendered. Because we have used a fair value based method of accounting for stock-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2003, and do not expect to have significant unvested awards from periods prior to January 1, 2003 outstanding at January 1, 2006, adoption of SFAS No. 123 (R) is not expected to have a material effect on our financial statements.

Management’s Discussion and Analysis

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

Emerging Issues Task Force (“EITF”) Issue 04-5, “ Determining Whether a General Partner or the General Partners, as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new and modified arrangements. We do not expect that we will be required to consolidate any of our current unconsolidated investments nor will this EITF have a material effect on our financial statements.

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the periods presented:

(In thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income	$13,627	$37,556	$120,537	$66,793
Adjustments
Minority interest	3,396	2,192	7,164	6,357
FFO allocable to Unitholders	(3,100)	(3,653)	(10,253)	(10,713)
Depreciation and amortization	38,545	35,316	112,442	106,070
Minority interests’ (non-Unitholders share of depreciation, amortization and net income)	(256)	(258)	(804)	(798)
Gain on sale of properties	(11,196)	(19,804)	(103,726)	(19,812)

FFO as defined by NAREIT[1]	$41,016	$51,349	$125,360	$147,897

[1]	FFO as defined by NAREIT includes impairment losses on real estate.

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

Management’s Discussion and Analysis

For further discussion of these and other factors that could impact our future results, performance, achievements or transactions, see the documents we file from time to time with the Commission, and in particular, the section titled “The Company – Risk Factors” on page 13 of our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future earnings and cash flows and the fair values of our financial instruments are dependent upon prevailing market rates. Market risk associated with financial instruments and derivative and commodity instruments is the risk of loss from adverse changes in market prices or rates. We manage our risk by matching projected cash inflows from operating activities, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, dividends, distributions and other cash requirements. We may also use derivative financial instruments at times to limit market risk. Derivative financial instruments may be used to convert variable rate debt to a fixed rate basis, to convert fixed rate debt to a variable rate basis or to hedge anticipated financing transactions. We use derivative financial instruments only for hedging purposes, and not for speculation or trading purposes.

On November 20, 2002, in conjunction with the issuance of $175.0 million of our 5.25% senior unsecured notes, we entered into interest rate swap agreements with JPMorgan Chase Bank, Bank of America, N.A. and Goldman, Sachs & Co. Under the terms of these agreements, we received interest at a fixed rate of 5.25% and paid interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps matured at the same time the notes were due. The swaps qualified as fair value hedges for accounting purposes. We recognized an increase in interest expense for the nine months ended September 30, 2005 of approximately $14,000 related to the swaps. We recognized a reduction in interest expense for the three and nine months ended September 30, 2004 of approximately $0.6 million and $2.4 million, respectively, related to the swaps. On April 18, 2005, we terminated these swap agreements by paying approximately $2.0 million. This payment is being amortized to interest expense over the remaining term of the senior unsecured notes which mature November 2007. The effective rate of interest on the notes giving effect to the swap termination is 5.69%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of our 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JPMorgan Chase Bank and Bank of America, N.A. Under the terms of these agreements, we receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of September 30, 2005, the fair value of the interest rate swaps was a payable of approximately $(4.3) million. We recognized an increase in interest expense for the three and nine months ended September 30, 2005 of approximately $0.3 million and $0.6 million, respectively and a reduction in interest expense of approximately $0.4 million and $0.6 million for the three and nine months ended September 30, 2004, respectively, related to the swaps. As of September 30, 2005, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 4.36%.

On August 10, 2004, we entered into interest rate lock agreements with a notional amount of $150.0 million with JPMorgan Chase Bank, Goldman, Sachs & Co. and Morgan Stanley in anticipation of our 5.125% $200.0 million senior unsecured note offering. We settled the interest rate locks on August 20, 2004 and paid $0.6 million to the counterparties. The interest rate locks qualified as cash flow hedges and are being amortized to interest expense over the life of our senior unsecured notes due in 2011. During the three and nine months ended September 30, 2005, the impact of the interest rate locks on interest expense was not material.

In January 2005, we purchased an interest rate cap with a notional amount of $200.0 million and LIBOR capped at 7.5% which expires in February 2006.

Our unsecured line of credit carries an interest rate of 30-day LIBOR plus 0.65%. This exposes us to the risk of higher interest costs if 30-day LIBOR should increase above its current low levels. A 10% increase in the current interest rate would have increased interest expense on the line of credit approximately $1.0 million for the first nine months of 2005.

If the market rates of interest on our interest rate swap agreements increase by 10% (or approximately 49 basis points), our interest expense would have increased by approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2005, respectively.

Any other significant changes in our market risk that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2004 are summarized in the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 30 of this report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation was performed under the supervision and with the participation of our management, including our General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2005 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 6. Exhibits

10.1	Eighth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to CarrAmerica’s Form 8-K, dated July 28, 2005)

10.2	Ninth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to CarrAmerica’s Form 8-K, dated July 28, 2005)

10.3	Underwriting Agreement, dated as of August 2, 2005 by and between the Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 1.1 to CarrAmerica’s Form 8-K, dated August 4, 2005)

10.4	Terms Agreement, dated as of August 2, 2005 by and between the Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 1.2 to CarrAmerica’s Form 8-K, dated August 4, 2005)

31.1	Section 302 Certification from Mr. Thomas A. Carr, dated November 3, 2005

31.2	Section 302 Certification from Mr. Stephen E. Riffee, dated November 3, 2005

32.1	Section 906 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated November 3, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P.,

a Delaware limited partnership

By: CarrAmerica Realty Corporation, its general partner

/s/ Kurt A. Heister
Kurt A. Heister, Senior Vice President and Controller (on behalf of the registrant and as the chief accounting officer of CarrAmerica Realty Corporation, the General Partner of the registrant)

Date: November 3, 2005