Form 10-K
period 2005-12-31
CARRAMERICA REALTY OPERATING PARTNERSHIP LP
filed 2006-03-02
CIK 1284410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-50663

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-0882547
(State of Incorporation)	(I.R.S. Employer Identification No.)

1850 K Street, N.W. Washington, D.C.	20006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 729-1700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Partnership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                         Accelerated filer  ☐                         Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

As of June 30, 2005, no units of partnership interest were held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the CarrAmerica Realty Corporation’s proxy statement for the Annual Stockholders Meeting to be held on April 27, 2006 are incorporated by reference into Part III.

PART 1

Item 1. Business

THE COMPANY

General

CarrAmerica Realty Operating Partnership, L.P. focuses on the acquisition, development, ownership and operation of office properties, located primarily in selected markets across the United States. We were formed on March 17, 2004 as a Delaware limited partnership by CarrAmerica Realty Corporation (“CarrAmerica”), a fully integrated, self-managed and publicly traded real estate investment trust (“REIT”). CarrAmerica formed us for the purpose of restructuring the manner in which CarrAmerica holds its assets by converting to an umbrella partnership real estate investment trust, or UPREIT, structure. On June 30, 2004, in connection with this conversion, CarrAmerica contributed substantially all of its assets to us in exchange for common and preferred partnership units and our assumption of substantially all of CarrAmerica’s liabilities. CarrAmerica now conducts and intends to continue to conduct its activities through us.

We are managed by CarrAmerica as our sole general partner. As general partner, CarrAmerica generally has exclusive power under the partnership agreement to manage and conduct our business, subject to certain limited approval and voting rights of the other limited partners. CarrAmerica and its wholly owned subsidiary, CarrAmerica OP, LLC, a Delaware limited liability company, also own units of common limited partnership interest in us. The number of common units outstanding is at all times equal to the number of shares of common stock of CarrAmerica outstanding (58,690,132 at December 31, 2005). CarrAmerica and CarrAmerica OP, LLC owned 100% of our outstanding common units at December 31, 2005. In connection with the UPREIT conversion, we also issued to CarrAmerica 8,050,000 Series E Cumulative Redeemable Preferred Partnership Units with terms that are substantially the same as the economic terms of CarrAmerica’s Series E preferred stock. These preferred units represented 100% of our outstanding preferred units at December 31, 2005.

Under the terms of the partnership agreement, whenever CarrAmerica issues shares or other equity interests, it contributes any net proceeds to us and we are required to issue an equivalent number of units to CarrAmerica. Similarly, whenever CarrAmerica purchases or redeems its preferred or common shares, we are required to reimburse it for the purchase price paid and any expenses incurred and to cancel an equivalent number of CarrAmerica’s units. In addition, we are required to reimburse CarrAmerica for any expenses it incurs in connection with our ownership and operation. Distributions are based on available cash and are made at the sole discretion of CarrAmerica, as general partner.

As of December 31, 2005, we owned greater than 50% interests in 235 operating office buildings containing a total of approximately 18.4 million square feet of net rentable area. The operating buildings in which we owned a controlling interest as of December 31, 2005 were 89.4% leased and had approximately 1,254 tenants. As of December 31, 2005, we also owned minority interests (ranging from 15% to 50%) in 50 operating office buildings and one building under development. These 50 operating office buildings contain a total of approximately 7.9 million square feet of net rentable area. The one office building under development will contain approximately 154,000 square feet of net rentable area. The operating buildings in which we owned a minority interest as of December 31, 2005 were 91.4% leased.

CarrAmerica or its predecessor, The Oliver Carr Company (“OCCO”), have developed, owned and operated office buildings in the Washington, D.C. metropolitan area for more than 40 years. CarrAmerica’s experienced staff of approximately 640 employees, including about 380 on-site building employees, provides a broad range of real estate services. CarrAmerica and we maintain our principal executive offices at 1850 K Street, NW, Washington, D.C. 20006. CarrAmerica’s and our telephone number is 202-729-1700. CarrAmerica’s web site can be found at www.carramerica.com.

Business Strategy

Our primary business objectives are to achieve long-term sustainable earnings and cash flow growth and to maximize CarrAmerica’s stockholder value by acquiring, developing, owning and operating office properties primarily in markets throughout the United States that we believe exhibit strong, long-term growth characteristics. We believe we utilize our knowledge of our core markets to evaluate market conditions and determine whether those conditions favor acquisition, development or disposition of assets. During the last five years, we have actively deployed capital between acquisitions and development in order to create a portfolio that we believe demonstrates strong long-term growth prospects. In addition to seeking growth through acquisitions and development, we continue to strive to retain tenants and attract new tenants in our existing portfolio. We believe that our focus on our local relationships in our core markets, on customer service, primarily through superior property management, and our fast and responsive leasing initiatives has enabled us to maintain strong portfolio performance in an improving office market.

Our principal segment of operations is real estate property operations, which consists primarily of commercial property ownership. Approximately 95.0% of our operating revenues for the year ended December 31, 2005 were associated with our real estate property operations. Other business activities, including development and property management services, are included in other operations.

Market Focus

Core Market Data and Outlook

We have properties in 12 U.S. markets. While we are active in all of our markets, our invested capital is concentrated in four markets: Northern California; Washington, D.C.; Southern California; and Seattle, Washington. During 2005, 85.4% of our rental revenue and 88.2% of our total property operating income was derived from these four markets.

Each of our markets is managed by CarrAmerica through a Market Managing Director (“MMD”), who is responsible for maximizing returns on our existing portfolio and pursuing investment, development and service opportunities. They ensure that we are consistently meeting the needs of our customers, identifying new growth or capital deployment opportunities and sustaining active relationships with real estate brokers. Because of their ties and experience in the local markets, the MMDs have extensive knowledge of local conditions in their respective markets and are an important part of building our local operations and investment strategies.

Our property operating income by market for the year ended December 31, 2005 was as follows:

Market	Percent of Property Operating[1] Income for the Year Ended 12/31/05
Washington, D.C. Metro	35.7

Northern California	31.8

San Diego	9.3

Seattle	5.6

Orange County, CA	3.6

Denver	2.8

Chicago	2.7

Salt Lake City	2.4

Los Angeles	2.2

Dallas	2.0

Portland	1.0

Austin	0.9

100.0

[1]	Property operating income is total property operations revenue less property operating expenses (excludes all properties sold in 2005).

After several years of adverse conditions in the commercial office real estate markets, vacancy rates peaked in the majority of our markets in 2003 and then began to improve. At the end of 2005, vacancy rates in all of our markets were declining due to continuing positive net absorption. As a result of improved office job growth, we believe leasing activity is up significantly, and we believe that market rental rates have stabilized in all of our markets and have improved in many of our markets, including Washington, D.C. and Southern California. We anticipate rental economics will continue to improve in the majority of our markets in 2006.

As a result of the improving market conditions described above, our occupancy in our consolidated portfolio of operating properties increased to 89.4% at December 31, 2005 compared to 88.2% at December 31, 2004 and 87.8% at December 31, 2003. If demand continues to improve in 2006, we expect our occupancy to improve further. Our occupancy improved in 2005 over 2004 due to improving rental markets. Our same store (properties we owned in both years) occupancy was 90.3% at December 31, 2005 compared to 89.4% at December 31 2004. We earned $3.3 million of lease termination fees in 2005 compared to $7.0 million in 2004. These fees are non-recurring in nature and we cannot determine at this time what termination fees, if any, we will generate in 2006.

Not withstanding the improving markets for office space and declining vacancy rates in most of our markets, rental rates on space that was re-leased in 2005 decreased an average of 16.9% as compared to rates under expiring leases. While we believe market rental rates have stabilized and are improving in many of our markets, rental rates for in-place leases in certain markets, particularly in our Northern California market, remain significantly above current market rental rates. We estimate that market rental rates on leased space expiring in 2006 will be, on average, approximately 10%-12% lower than straight-lined rents on expiring leases. We have 2.5 million square feet of space on which leases are currently scheduled to expire in 2006, including 1.0 million square feet of space in Northern California where we expect the largest roll-down of rents to occur on expiring leases.

We are currently marketing or anticipate marketing several properties for sale. There can be no assurance any of these sales will be consummated. We plan to use any proceeds resulting from the sale of any property for the acquisition or development of other properties or for general corporate purposes, including ongoing tenant improvements and the funding of cash flow shortfalls in order to maintain and pay distributions on our common and preferred units and distributions to third party unitholders in certain of our subsidiaries.

We have decided, based on current returns and other market factors to market for sale the majority of our wholly-owned properties in Chicago and Denver, and we began these efforts in the first quarter of 2006. We intend to reinvest the proceeds from the sale of Chicago and Denver in our other markets where we believe we will recognize a greater return on our invested capital. The properties did not meet our criteria to be classified as held for sale for financial reporting purposes as of December 31, 2005. There can be no assurance that these dispositions will be consummated on favorable terms, if at all. A summary of the net book value of the assets and the operating results of our Chicago and Denver properties as of and for the twelve months ended December 31, 2005 is as follows:

	Amount (In thousands)	% of Portfolio Total
Assets (net book value)	$202,924	6.4%
Rental revenue	33,486	7.5%
Property operating income[1]	18,080	6.2%

[1]	Property operating income is property operations revenue less property operating expenses.

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

Disciplined Investment Strategy

We have established a set of physical, geographic and financial criteria to evaluate how we allocate our capital resources among investment choices. Our disciplined investment strategy is adjusted from time to time in response to market changes or corporate priorities between markets or asset types depending upon the market or the investment opportunity. In general, we focus our investing on high quality assets that improve our quality of cash flows through the geographic location of the asset/physical characteristics and/or the creditworthiness of tenants. Consistent with this strategy, we are seeking to upgrade our portfolio by acquiring or developing Class A properties located primarily in the Washington, D.C. metro area, Northern and Southern California and Seattle, Washington and by pursuing investment and development opportunities in our other markets. In late 2006 and into 2007, we also anticipate commencing construction activities in various markets where we currently own or are seeking to purchase land suitable for development.

Acquisitions and Dispositions

From time to time, we have been very active in acquiring office properties. We believe that our responsiveness to seller timing and structural parameters helps provide us with a competitive advantage in consummating acquisitions in a highly-competitive marketplace. During 2005, we acquired eight operating properties from third parties. The acquisitions involved properties totaling approximately 1.4 million rentable square feet and our total investment was approximately $394.1 million. The acquisition environment has become more competitive over the last several years and it has become increasingly difficult to find acquisitions that meet our financial return objectives. However, we will continue to selectively pursue acquisitions in our markets where attractive opportunities exist, particularly when pricing yields make acquisitions of existing properties attractive in comparison to new property development. In addition, we will continue to pursue our strategy of recycling capital out of underperforming properties and redeploying such capital primarily into our Washington, D.C., Northern and Southern California and Seattle, Washington markets, either through acquisitions or development.

We also may dispose of assets that become inconsistent with our long-term strategic or return objectives. We may then redeploy the proceeds from the dispositions into other office properties, use them to fund development operations or to support other corporate needs. We also may contribute properties that we own to joint ventures with third parties. We expect dispositions to approximately equal acquisitions in 2006.

Development

Development of office properties is a component of our long-term growth strategy. We believe that long-term investment returns resulting from stabilized properties we develop should generally exceed those from properties we acquire. We seek to control development risks by:

•	Employing extensively trained and experienced development personnel;

•	Entering into guaranteed maximum price construction contracts with seasoned and credible contractors;

•	Focusing on pre-leasing space and build-to-suit opportunities, where appropriate; and

•	Analyzing the supply and demand characteristics of a market before commencing inventory development in that market.

The competitive acquisition environment has driven acquisition prices in some markets to at or above replacement cost. As a result, in order to continue to seek to drive rental revenue growth in the long term, we have commenced development on one office property in a joint venture and plan development on other projects. Our plans include a project in Washington, D.C., the redevelopment of a property in Seattle, Washington which we acquired in January 2006 and other possible projects in Seattle, Washington; San Diego, California; Austin, Texas; Dallas, Texas and Salt Lake City, Utah. We also are actively searching for additional land sites suitable for development. If our plans come to fruition and we acquire additional land sites suitable for development, we could incur significant development costs in 2007.

Financing

We manage our capital structure to reflect a flexible, long-term investment approach, generally seeking to match the stable return nature of our assets with a mix of equity and various debt instruments. We mainly use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes or to protect against the risk, that at certain times, fixed rates may overstate our long-term costs of borrowing if assumed inflation or growth in the economy implicit in higher fixed interest rates do not materialize. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we use derivative financial instruments, including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix and may hedge our variable rate debt to give it a fixed interest rate or hedge fixed rate debt to give it a variable interest rate.

We anticipate that our cash flow from operations will be adversely affected in 2006 by declining rental rates in certain of our markets with expiring leases, particularly in Northern California, rent abatement features in many of the new leases at our properties, and most significantly, our estimated tenant-related and other capital expenditures associated with new leases. We anticipate that, in order to maintain our expected quarterly distribution, we will be required to fund a shortfall of cash from operations of approximately $75 to $90 million in 2006. In order to satisfy this shortfall, we currently expect to be required to borrow under our line of credit and/or dispose of properties we otherwise would choose not to sell. In addition, our ability to borrow under our line of credit to fund these anticipated levels of tenant and other capital expenditures and to pay our expected distribution may be limited by the terms of our debt covenants.

There can be no assurance that circumstances may not change and as a result of poorer than expected operating results or the inability to obtain financing on favorable terms, or at all, that we will not later reduce our distribution below the current rate. CarrAmerica generally is restricted from paying dividends that would exceed 90% of its funds from operations during any four-quarter period.

Joint Ventures

We use joint venture arrangements selectively to reduce investment risk by diversifying capital deployment and to enhance returns on invested capital through fee income derived from service arrangements with joint ventures. During 2005, we entered into a new joint venture arrangement with institutional investors advised by JPMorgan Asset Management. The joint venture, in which we are a 20% partner, acquired a three building 984,000 rentable square foot property in Addison, Texas for approximately $153.5 million. Our equity investment, net of debt used to finance the acquisition, was $10.4 million in cash.

Corporate Structure

In December 2003, CarrAmerica’s Board of Directors approved a plan to restructure the manner in which CarrAmerica holds its assets by converting to what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, we were formed and CarrAmerica contributed substantially all of its assets to us on June 30, 2004 in exchange for 100% of our units of common and preferred partnership. We assumed substantially all of CarrAmerica’s liabilities, including the assumption of the obligations under its unsecured credit facility and its senior unsecured notes. At December 31, 2005, CarrAmerica owned all of our outstanding units of partnership interest.

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

2005 Activities

Acquisition Activity

During 2005, we made eight acquisitions of operating properties (16 buildings) from third parties. The acquisitions involved properties totaling approximately 1.4 million rentable square feet and our investment was approximately $394.1 million. The table below details our 2005 consolidated acquisitions.

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Cost (000)
North Creek Corporate Center	Seattle, WA	Jun-05	3	95,267	$16,455
Fairchild Dr.	Northern California	Aug-05	2	131,561	53,461
2711 N. First St.	Northern California	Aug-05	1	74,621	6,185
Park Place	Washington, D.C. Metro	Aug-05	1	166,446	59,685
West Willows	Seattle, WA	Aug-05	3	155,830	35,527
Chancellor Park	San Diego, CA	Sep-05	2	190,946	55,512
Tysons International	Washington, D.C. Metro	Nov-05	2	434,606	122,210
Plaza at North Creek	Seattle, WA	Dec-05	2	193,454	45,068

We also entered into a joint venture arrangement with institutional investors advised by JPMorgan Asset Management. The joint venture, in which we own a 20% interest, acquired a three building 984,000 rentable square foot property in Addison, Texas for approximately $153.5 million. Our equity investment, net of debt used to finance the acquisition, was $10.4 million in cash.

Disposition Activity

During 2005, we sold 11 operating properties (32 buildings) totaling approximately 2.9 million square feet for approximately $419.9 million in cash, recognizing a total gain on the sales of $120.9 million. The table below details our 2005 dispositions.

2005
Property Name	Market	Sale Date	Number of Buildings	Rentable Square Footage	Net Cash Proceeds (000)	Gain Recognized (000)
Alton Deere	Orange County, CA	Mar-05	6	182,561	$31,469	$9,009
CarrAmerica Corporate Center[1]	Northern California	Mar-05	7	1,004,679	153,986	77,454
Westlake Spectrum	Los Angeles, CA	Apr-05	2	108,084	20,641	3,792
Hacienda West	Northern California	Sep-05	2	207,518	37,287	10,902
Phoenix[2]	Phoenix, AZ	Sep-05/Oct-05	4	532,506	75,377	25
Valley Business Park II	Northern California	Dec-05	6	166,928	18,246	3,005
Two Mission	Dallas, TX	Dec-05	1	77,359	6,125	931
Quorum North, Quorum Place,
5000 Quorum[3]	Dallas, TX	Dec-05	3	453,451	34,960	63
2600 W. Olive	Los Angeles, CA	Dec-05	1	145,274	41,814	15,689

[1]	We retained a 20% interest in the property through a joint venture.
[2]	We recognized an impairment loss of $0.9 million on these properties in the second and third quarters of 2005.
[3]	We recognized impairment losses of $5.8 million on these properties in the first and fourth quarters of 2005.

In January 2005, a joint venture in which we own a 30% interest sold a condominium interest in a building. We recognized a gain of $1.7 million on this transaction and received cash proceeds of $6.5 million. On March 31, 2005, we had a partial sale of CarrAmerica Corporate Center to a joint venture in return for a 20% interest in the venture and cash, net of an additional capital contribution, of approximately $151.3 million. We recognized a gain of $77.4 million on the transaction. In June 2005, a joint venture in which we own a 35% interest sold an office property. We recognized a gain from this sale of $0.8 million and received cash proceeds of $5.8 million. In October 2005, a joint venture in which we own a 20% interest disposed of its sole operating property. We realized a gain of approximately $7.8 million, net of $4.2 million of tax, from the sale. We received cash proceeds from the sale of $16.6 million.

Development Activity

As of December 31, 2005, we had under development approximately 154,000 rentable square feet of office space in a joint venture project in which we own a minority interest. This project is expected to cost approximately $25.1 million, of which our total investment is expected to be approximately $5.0 million. Through December 31, 2005, approximately $8.1 million, or 32.2%, of total project costs had been expended on this project.

Financing Activity

We issued $250.0 million principal amount of senior unsecured notes in December 2005 with net proceeds of approximately $247.5 million. The notes bear interest at 5.50% per annum payable semi-annually beginning June 15, 2006. The notes mature on December 15, 2010. We used the proceeds from the notes to pay down our unsecured credit facility.

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

We also repaid $22.6 million of fixed rate mortgage debt and $16.2 million in notes payable in 2005.

As of December 31, 2005, 88.4% of our debt carried a fixed rate of interest (excluding the impact of interest rate cap agreements) and 11.6% is subject to variable rates of interest, including our line of credit and debt related to interest rate swap agreements.

Forward-Looking Statements

Statements contained in this Form 10-K which are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which are intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the SEC. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements as the same may be supplemented from time to time. Such factors include, among others:

•	National and local economic, business and real estate conditions that will, among other things, affect:

•	Demand for office space,

•	The extent, strength and duration of any economic recovery, including the effect on demand for office space and the creation, cost and timing of new office development,

•	Availability and creditworthiness of tenants,

•	The level of lease rents, and

•	The availability of financing for both tenants and us;

•	Adverse changes in the real estate markets, including, among other things:

•	The extent of tenant bankruptcies, financial difficulties and defaults,

•	The extent of future demand for office space in our core markets and barriers to entry into markets which we may seek to enter in the future,

•	The extent of the decreases in rental rates,

•	Our ability to identify and consummate attractive acquisitions on favorable terms,

•	Our ability to successfully complete and lease development projects on time and within budget,

•	Our ability to consummate any planned dispositions in a timely manner on acceptable terms, and

•	Changes in operating costs, including real estate taxes, utilities, insurance and security costs;

•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;

•	Ability to obtain insurance at a reasonable cost;

•	CarrAmerica’s ability to maintain its status as a REIT for federal and state income tax purposes;

•	Ability to raise capital;

•	Effect of any terrorist activity or other heightened geopolitical risks;

•	Governmental actions and initiatives; and

•	Environmental/safety requirements.

Available Information

The address of our site on the World Wide Web is www.carramerica.com. You may obtain on our web site, free of charge, a copy of this Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments filed to those reports, as soon as reasonably practicable after we electronically file such reports with the SEC.

Our Directors

We have no directors or executive officers. We are managed by CarrAmerica, as our general partner. The current members of CarrAmerica’s Board of Directors are as follows:

Thomas A. Carr, 47, has been Chairman of CarrAmerica’s Board of Directors since May 2000, a director since 1993 and Chief Executive Officer since 1997. Mr. Carr was CarrAmerica’s President from 1993 until March 2002, CarrAmerica’s Chief Operating Officer from April 1995 to May 1997 and CarrAmerica’s Chief Financial Officer from February 1993 to April 1995. Mr. Carr holds a Master of Business Administration degree from Harvard Business School and a Bachelor of Arts degree from Brown University. Mr. Carr is a member of the Executive Committee of the Board of Governors of the National Association of Real Estate Investment Trusts, Real Estate Round Table and Federal City Council. Mr. Carr is the brother of Robert O. Carr. Mr. Carr is chairman of the Executive Committee and a member of the Investment Committee of CarrAmerica’s Board of Directors. In addition, Mr. Carr is a member of CarrAmerica’s management’s Operating and Investment Committees.

Bryce Blair, 47, has been a director since April 2005. Mr. Blair has served as the Chief Executive Officer of AvalonBay Communities, Inc., a residential real estate investment trust, since February 2001 and as Chairman of its Board of Directors since January 2002. He was AvalonBay’s President from September 2000 to March 2005 and its Chief Operating Officer from February 1999 to February 2001. He served as Senior Vice President - Development, Acquisitions and Construction of AvalonBay from August 1993 to February 1999. From 1985 until 1993, Mr. Blair was a partner with Trammell Crow Residential, a diversified commercial real estate company. He holds a Masters of Business Administration degree from Harvard Business School and an undergraduate degree in Civil Engineering from the University of New Hampshire. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts and is Chairman of the Multifamily Council of the Urban Land Institute. Mr. Blair also is a member of the National Multi-Housing Council and the Young Presidents Organization. Mr. Blair is a member of the Executive Compensation Committee and the Investment Committee of CarrrAmerica’s Board of Directors.

Andrew F. Brimmer, 79, has been a director since February 1993. He has been President of Brimmer & Company, Inc., an economic and financial consulting firm, since 1976. Dr. Brimmer is the Wilmer D. Barrett Professor of Economics at the University of Massachusetts, Amherst. He also serves as a director of BlackRock Investment Income Trust, Inc., an investment management firm (and other funds) and Borg-Warner Automotive, Inc., producers of powertrain components and systems solutions. From June 1995 through August 1998, Dr. Brimmer served as chairman of the District of Columbia Financial Control Board. He was a member of the Board of Governors of the Federal Reserve System from March 1966 through August 1974. Dr. Brimmer received a Bachelor of Arts degree and a master’s degree in economics from the University of Washington and a Ph.D. in economics from Harvard University. Dr. Brimmer is chairman of the Audit Committee and a member of the Conflicts Committee, the Executive Compensation Committee and the Nominating and Corporate Governance Committee of CarrAmerica’s Board of Directors.

K. Dane Brooksher, 67, has been a director since December 2005. Mr. Brooksher is Chairman of ProLogis, a global provider of distribution services and facilities. He has been Chairman since March 1999 and he was Chief Executive Officer of ProLogis from March 1999 to December 2004. From November 1993 to March 1999, he was Co-Chairman and Chief Operating Officer of the company. Prior to joining ProLogis, Mr. Brooksher was with KPMG Peat Marwick for over 32 years, serving as Mid-West area managing partner and Chicago office managing partner. Mr. Brooksher earned his Bachelor of Arts from the College of William and Mary, where he is a director and past chairman of the Business School Foundation (formerly the Board of Sponsors). He is also trustee emeritus and past treasurer of the William and Mary Endowment Association, member of the President’s Council and recipient of the 1991 Alumni Medallion. Mr. Brooksher is currently a Director of Qwest Communications International, Inc., a communications company, Pactiv Corporation, a producer of specialty packaging products, Cass Information

Systems, Inc., a bank holding company providing payment and information processing services and a member of the Advisory Board of the J. L. Kellogg Graduate School of Management, Northwestern University. Mr. Brooksher is a member of the Audit Committee and the Investment Committee of CarrAmerica’s Board of Directors.

Joan Carter, 62, has been a director since July 2003. Ms. Carter is co-founder of UM Holdings Ltd. and has been its President since 1973. UM Holdings owns and operates several private companies, including PetroChem Inspection Services, a provider of outsourced safety inspection to the petrochemical industry. Ms. Carter serves as Chief Executive Officer of PetroChem Inspection Services. UM Holdings is a major shareholder in Cybex International, a manufacturer of fitness equipment. Ms. Carter serves as Vice Chairman of the Cybex Board of Directors. She also serves on the Board of Trustees of the Penn Mutual Life Insurance Company, a financial services organization and served as Chairperson of the Board of Directors of the Federal Reserve Bank of Philadelphia from January 1998 through December 2000. A graduate of the College of Wooster, she currently serves on that school’s Board of Trustees and is a Trustee for Lourdes Medical Center in Camden, New Jersey. Ms. Carter is the Chairman of the Executive Compensation Committee and is a member of the Audit Committee and Conflicts Committee of CarrAmerica’s Board of Directors.

Patricia Diaz Dennis, 59, has been a director since September 2005. Since September 1995, Ms. Dennis was employed by SBC Services, Inc. and, since November 18, 2005, by AT&T (formerly SBC). She has served as Senior Vice President and Assistant General Counsel since August 2004. From May 2002 to August 2004 she served as Senior Vice President, General Counsel and Secretary of SBC West. Ms. Dennis serves on the boards of directors of UST Inc., producers of smokeless tobacco products, premium wines and cigars, Massachusetts Mutual Life Insurance Company, a financial services organization and Girl Scouts of the USA. Ms. Dennis was also named to the Texas State University System Board of Regents by Governor George W. Bush, and serves as a trustee for the NHP Foundation. Before joining SBC (now AT&T), Ms. Dennis was appointed to three federal government positions. Ms. Dennis was named a member of the National Labor Relations Board by former President Ronald Reagan. Later, President Reagan appointed Ms. Dennis as a commissioner of the Federal Communications Commission where she served from 1986 until 1989. From 1989 to 1991, Ms. Dennis was a partner in the law firm of Jones, Day, Reavis & Pogue, where she served as a partner and the head of the communications department. In 1992, Ms. Dennis left the private sector and returned to public service when she was appointed by former President George Bush as assistant secretary of state for human rights and humanitarian affairs. Ms. Dennis holds a law degree from Loyola University of Los Angeles and an undergraduate degree from the University of California at Los Angeles. Ms. Dennis is a member of the Executive Compensation Committee and the Nominating and Corporate Governance Committee of CarrAmerica’s Board of Directors.

Philip L. Hawkins, 50, has been a director since March 2002. Mr. Hawkins has been CarrAmerica’s President since March 2002 and Chief Operating Officer since October 1998. From February 1996 to October 1998, Mr. Hawkins served as Managing Director - Asset Management. From 1982 to February 1996, Mr. Hawkins was employed by Jones Lang LaSalle, a real estate services company, since 1982. Mr. Hawkins is a director of SBA Communications Corporation, a publicly traded wireless tower owner and operator. He holds a Masters in Business Administration from the University of Chicago Graduate School of Business and a Bachelor of Arts degree from Hamilton College. Mr. Hawkins is a member of the Investment Committee of CarrAmerica’s Board of Directors. In addition, Mr. Hawkins is a member of CarrAmerica’s management’s Operating and Investment Committees.

Robert E. Torray, 68, has been a director since February 2002. Mr. Torray is Chairman of Torray LLC, founded in 1972, and co-manages the assets of the Torray Fund (TORYX), and The Torray Institutional Fund (TORRX), Torray LLC’s separate account business and the Torray Partners Fund. Mr. Torray is also the founder and chairman of Birmingham Capital Management Company, Birmingham, Alabama. He also serves on the Board of Directors of LaBranche & Co., Inc., a trading specialist firm. Mr. Torray received his Bachelor of Arts from Duke University. Mr. Torray is chairman of the Conflicts Committee and a member of the Audit Committee, the Nominating and Corporate Governance Committee, the Executive Committee and the Executive Compensation Committee of CarrAmerica’s Board of Directors.

Wesley S. Williams, Jr., 63, has been a director since February 1993. Since 1998, Mr. Williams has been Co-Chairman of the Board of Directors of Lockhart Companies, Inc., an owner and operator of commercial real estate and a provider of insurance and financial services, and of its real estate, insurance and consumer finance subsidiaries, and since 2004 has also been President of Lockhart Companies. From 1975 through 2004, Mr. Williams was a partner in the law firm of Covington & Burling. After serving as a junior member of the Faculty of

Law of Columbia University, Mr. Williams was adjunct professor of real estate finance law at Georgetown University Law Center from 1971 to 1973. In addition, he is an author or contributing author of several texts on banking law and on real estate investment and finance, and served for more than a decade on the Editorial Advisory Board of the District of Columbia Real Estate Reporter. Mr. Williams was also Chairman of the Board of Directors of the Federal Reserve Bank of Richmond from 2003 through 2004 and was deputy chairman of the Federal Reserve Bank of Richmond from 2001 through 2002. Mr. Williams is currently a member of the Board of Directors of The Bear Stearns Companies Inc., a publicly-traded investment banking, clearance and brokerage firm. Mr. Williams is also a member of the Board of Directors of the National Capital Bank of Washington, D.C. He was also, from 2001 through early 2005, Chairman of the Executive Committee of the Board of Regents of the Smithsonian Institution. Mr. Williams received Bachelor of Arts and J.D. degrees from Harvard University, a Masters of Arts degree from the Fletcher School of Law and Diplomacy and an LL.M. degree from Columbia University. Mr. Williams is chairman of the Nominating and Corporate Governance Committee and the Investment Committee, and a member of the Audit Committee, Executive Committee and the Conflicts Committee of CarrAmerica’s Board of Directors. He also serves as the lead independent director of CarrAmerica’s Board of Directors.

Our Executive Officers and Certain Key Employees

CarrAmerica’s executive officers and key employees (including employees of CarrAmerica Development, Inc. and other affiliates) are as follows:

Karen B. Dorigan, 41, has been Chief Investment Officer since November 2000. Prior to that time, she was Managing Director – Capital Markets and Investments since April 1999. Prior to that time, Ms. Dorigan served as a Senior Vice President since May 1997. Prior to that, Ms. Dorigan served as one of our Vice Presidents since January 1996. Prior to that, Ms. Dorigan served for more than nine years in a variety of capacities in the development business of The Oliver Carr Company, including from February 1993 to January 1996 as a Vice President. Ms. Dorigan holds a Bachelor of Science degree in Economics from the University of Pennsylvania, Wharton School. Ms. Dorigan is a member of CarrAmerica’s management’s Operating and Investment Committees.

Linda A. Madrid, 46, has been Managing Director, General Counsel and Corporate Secretary since November 1998. Ms. Madrid also serves as Chief Compliance and Ethics Officer. Prior to that time Ms. Madrid served as Senior Vice President and General Counsel since March 1998. Prior to that time, Ms. Madrid had been Senior Vice President, Managing Director of Legal Affairs and Corporate Secretary of Riggs National Corporation/Riggs Bank N.A. since February 1996 and Vice President and Litigation Manager from September 1993 to January 1996. Before joining Riggs, Ms. Madrid practiced law in several law firms in Washington, D.C. and served as Assistant General Counsel for Amtrak. Ms. Madrid is a member of the Executive Committee of the Board of Directors of the Association of Corporate Counsel. Ms. Madrid holds a J.D. from Georgetown University Law Center and a Bachelor of Arts degree from Arizona State University. Ms. Madrid is a member of CarrAmerica’s management’s Operating Committee.

Stephen E. Riffee, 48, has been Chief Financial Officer since April 1, 2002. Prior to that time, he served as Senior Vice President, Controller and Treasurer since July 1999. Prior to that time, Mr. Riffee served as Vice President Finance and Chief Accounting Officer of Marriott International, Inc. for three years. Prior to joining Marriott International, Inc., Mr. Riffee served as Assistant Vice President at Burlington Northern Railroad after having previously worked in the National Transportation Practice of KPMG Peat Marwick. Mr. Riffee holds a Bachelor of Science in Commerce degree from the McIntire School of Commerce of the University of Virginia. Mr. Riffee is a member of CarrAmerica’s management’s Operating and Investment Committees.

Steven N. Bralower, 57, has been Executive Vice President of Carr Real Estate Services Inc., an affiliate that conducts management and leasing operations, since January 1999, and Senior Vice President of Carr Realty, L.P., a subsidiary, since May 1996. Mr. Bralower was Senior Vice President of Carr Real Estate Services Inc. from 1993 to May 1996. Mr. Bralower is a member of the Greater Washington Commercial Association of Realtors. Mr. Bralower has been a member of the Georgetown University Law Center adjunct faculty since 1987. Mr. Bralower holds a Bachelor of Arts degree from Kenyon College.

Robert O. Carr, 56, has been President of CarrAmerica Urban Development, LLC, a subsidiary of CarrAmerica Development Inc. since June 1998, and Chairman of the Board of Directors of Carr Real Estate Services Inc., since February 1993. Mr. Carr served as President of Carr Real Estate Services Inc. from 1993 to 1998. Mr. Carr is a director of The Oliver Carr Company. From 1987 until February 1993, he served as President and Chief Executive Officer of The Oliver Carr Company. Mr. Carr is a member of the Boards of Directors of the Greater Washington Research Center, the Corcoran School of Art and the National Cathedral School for Girls. Mr. Carr is also a member of the Greater Washington Board of Trade, the Urban Land Institute and the D.C. Chamber of Commerce. Mr. Carr holds a Bachelor of Arts degree from Trinity College. Mr. Carr is the brother of Thomas A. Carr.

Clete Casper, 46, has been Market Managing Director – Seattle since July 1999. Prior to that time Mr. Casper served as the Company’s Vice President, Market Managing Director for Seattle since July 1996. Mr. Casper has over 20 years of experience in real estate and marketing. Prior to joining CarrAmerica, Mr. Casper was as a Senior Associate with CB Commercial Real Estate Group Inc., Seattle, Washington. Prior to that, Mr. Casper was with Sabey Corporation in Seattle, Washington, serving as Development Manager for four years and as a Marketing Associate for five years. Mr. Casper is a graduate of Washington State University. Mr. Casper is a member of CarrAmerica’s management’s Operating and Investment Committees.

Richard W. Greninger, 54, has been Managing Director – Property Operations since May 1999. Prior to that time Mr. Greninger served as Senior Vice President - Operations since January 1998. Prior to that, Mr. Greninger had been the Senior Vice President of Carr Real Estate Services Inc., since March 1995. Prior to that time, he had been Vice President of Carr Real Estate Services Inc. since February 1993. During 1994, Mr. Greninger served as President of the Greater Washington Apartment and Office Building Association. Mr. Greninger has served as a director of both the Institute of Real Estate Management and the Building Owners and Managers Association and a former Chairman of its National Advisory Council. Mr. Greninger holds a Masters in Business Administration from the University of Cincinnati and a Bachelor of Science degree from Ohio State University. Mr. Greninger is a member of CarrAmerica’s management’s Operating Committee.

Kurt A. Heister, 36, has been Senior Vice President, Controller and Treasurer since November 2004. Prior to that Mr. Heister was Senior Vice President since August 2003 and Controller since joining the Company in August 2002. Prior to joining the Company, he worked for Arthur Andersen LLP for eleven years, most recently as a Senior Manager in their Real Estate and Hospitality practice. Mr. Heister holds a Bachelor of Science degree in Accounting from Pennsylvania State University and is a Certified Public Accountant. Mr. Heister is a member of CarrAmerica’s management’s Operating Committee.

Thomas Levy, 41, has been Senior Vice President – Investments since April 2001. He joined CarrAmerica in 1996 as Associate Due Diligence Officer after which he was promoted to Investments Director. He was promoted to Vice President of Special Projects in April 1999 and then promoted to Vice President – Investments in April 2000. Prior to joining CarrAmerica, Mr. Levy was an Associate in the Investment Advisory Group at J.E. Roberts Companies for five years. Before joining J.E. Roberts, Mr. Levy was a Senior Consultant with Arthur Andersen & Company. He holds a Master of Business Administration degree from American University and a Bachelor of Arts degree in Economics from the University of Wisconsin. Mr. Levy is a member of CarrAmerica’s management’s Operating Committee.

Malcolm O’Donnell, 52, joined CarrAmerica as Market Managing Director for our Southern California region in October 2000. He was previously employed as Principal of Alpine Holding and Keller Equity Group, Inc. overseeing development projects. From March 1997 to December 1997, Mr. O’Donnell was Vice President of Acquisitions for Beacon Properties. Mr. O’Donnell holds a Bachelor of Science degree from the University of Southern California. Mr. O’Donnell is a member of CarrAmerica’s management’s Operating Committee.

Gerald J. O’Malley, 62, has been Market Managing Director – Chicago since July 1999. Prior to that time Mr. O’Malley served as Vice President, Market Managing Director for Chicago since July 1996. Mr. O’Malley has over 32 years of experience in real estate marketing. Mr. O’Malley’s most recent experience includes 10 years as founder and President of G. J. O’Malley & Company, a real estate office leasing company. Mr. O’Malley holds a Bachelor of Business Administration degree from Loyola University. Mr. O’Malley is a member of CarrAmerica’s management’s Operating Committee.

Jeffrey S. Pace, 43, has been Market Managing Director – Austin since July 1999, Denver and Salt Lake City since October 2004 and Dallas since May 2005. Prior to that time Mr. Pace served as Vice President, Market Managing Director for Austin, Texas since May 1997. Prior to that time, Mr. Pace held the position of Marketing Representative in the Dallas and Austin markets for Carlisle Property Company; Stockton, Luedmann, French & West and Trammell Crow Company from 1985 to 1997. Mr. Pace holds a Masters of Business Administration degree from the University of Texas at Arlington and a Bachelor of Science degree from the University of Texas at Austin. Mr. Pace is a member of CarrAmerica’s management’s Operating Committee.

Christopher Peatross, 40, joined us as Market Managing Director – Northern California in May 2002. Before joining us, Mr. Peatross served as Senior Vice President for DivcoWest Properties. Before DivcoWest, Mr. Peatross was with Catellus Development Corporation for three years, Hunter Properties for two years and Spieker Properties for six years. Mr. Peatross holds a Bachelor of Science Degree in Quantitative Economics from Stanford University. Mr. Peatross is a member of CarrAmerica’s management’s Operating Committee.

Darryl A. Simon, 49, joined CarrAmerica as Senior Vice President of Human Resources in June 2003. Prior to that time, Mr. Simon was Principal of Darryl A. Simon & Associates, LLC, an executive and organizational development consulting firm. Prior to his consulting firm, Mr. Simon held positions as Vice President, Human Resources for USEC, Inc., Vice President, Human Resources Planning and Leadership and Organizational Development for Manor Care Health Services, Inc., and directed human resources programs for MICROS Systems, Inc. Mr. Simon holds a Master of Science degree in Applied Behavioral Science and Organizational Development from Johns Hopkins University and a Bachelor of Science degree in Psychology and Communications from John Carroll University. He also holds a certification as a Senior Professional in Human Resources (SPHR). Mr. Simon is a member of CarrAmerica’s management’s Operating Committee.

William L. Simpson II, 53, has been Chief Information Officer since August 2003. Mr. Simpson joined us in 2001 as a Vice President within the Information Technology department. Prior to that, he worked for KPMG LLP’s Systems Integration consulting practice. Mr. Simpson has nearly 29 years of experience in information technology and finance across a broad range of industries in both the public and private sectors. He holds Bachelor and Master of Business Administration degrees from Stetson University. Mr. Simpson is a member of CarrAmerica’s management’s Operating Committee and chairs the Technology Investment Committee.

Phillip S. Thomas, Jr., 42, was appointed to Managing Director for Metropolitan Washington, D.C. beginning June 1, 2005. Since July 2, 1999, Mr. Thomas served as Senior Vice President of Carr Real Estate Services, Inc. Prior to that time, he served as Vice President for five years. Mr. Thomas joined the company in 1986 as a leasing representative and was promoted to Assistant Vice President in 1991. Mr. Thomas has served on the Board of Directors of the Washington, D.C. Association of Realtors, and has served as Chairman of the Association’s New Development and Zoning Committee. Mr. Thomas is also a past-president of The Greater Washington Commercial Association of Realtors and is a life member of the Million Dollar Leasing Club of the Association. Mr. Thomas received his Bachelor of Arts degree in History from The University of Virginia. Mr. Thomas is a member of CarrAmerica’s management’s Operating Committee.

Stephen Walsh, 48, has been Senior Vice President of Capital Markets since April 2001. Prior to this appointment, Mr. Walsh served as Acting Manager for Capital Markets. Before joining CarrAmerica, Mr. Walsh was Vice President, Investor Relations for the Mills Corporation. Additionally, he served as Vice President in the Structured Debt Group at Bank of America, N.A. Mr. Walsh received his Master of Business Administration degree from George Washington University and his Bachelor’s degree from the State University of New York. Mr. Walsh is a member of CarrAmerica’s management’s Operating and Investment Committees.

Karen L. Widmayer, 47, has served as Senior Vice President of Corporate Communications since August 1999. Prior to that time Ms. Widmayer served as Vice President of Corporate Communications since 1997. Ms. Widmayer is an 18-year veteran of CarrAmerica and our predecessor company. Ms. Widmayer is responsible for our strategic marketing and branding, including media relations, advertising, community relations, employee communications, corporate and project marketing as well as our web site and intranet site. Ms. Widmayer performed Masters work in Economics at the University of Tennessee. Ms. Widmayer holds a Bachelor of Arts degree in Business Management from Virginia Intermont College. Ms. Widmayer is a member of CarrAmerica’s management’s Operating Committee.

James S. Williams, 49, has been a Managing Director since April 1999 and President of CarrAmerica Development Inc. since May 1999. Prior to that time Mr. Williams was Senior Vice President of CarrAmerica Development Inc. since October 1996. Mr. Williams rejoined us after two years as Vice President of Operations of Chadwick International. Prior to that, from 1983 to 1994, he served in a variety of capacities for The Oliver Carr Company including Senior Vice President of Development. Mr. Williams is a guest lecturer at George Washington University. He holds a Bachelor of Science degree in Business Administration from West Virginia University.

Mr. Williams is a member of the Board of Directors and a member of the Executive Committee of the District of Columbia Building Industry Association. He is a member of the Investment Committee of CarrAmerica Development, Inc. and a member of CarrAmerica’s management’s Investment and Operating Committees.

Item 1A. Risk Factors

In addition to the other information in this document, you should consider carefully the following risk factors in evaluating an investment in our securities. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on our financial condition and the performance of our business.

Our performance and unit value are subject to risks associated with the real estate industry

We derive a substantial majority of our operating and net income from the ownership and operation of office buildings. If we do not generate income sufficient to meet our operating expenses, including debt service and capital expenditures necessary to maintain or improve our properties, our financial performance, the value of our real estate assets and our ability to pay distributions to our security holders, and consequently the value of our and CarrAmerica’s securities, will be adversely affected. We are susceptible to, among others, the following real estate industry risks:

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

Expected shortfalls in cash flow from operations could require us to draw on our line of credit or dispose of properties in order to meet our anticipated obligations and also may cause us to slow our development activity and/or limit our ability to declare and pay distributions at their current rate

We anticipate that our cash flow from operations will be adversely affected in 2006 by declining rental rates in certain of our markets with expiring leases, particularly in Northern California, rent abatement features in many of the new leases at our properties and, most significantly, our estimated tenant-related and other capital expenditures associated with new leases. We anticipate that, in order to maintain our expected quarterly distribution, we will be required to fund a shortfall of cash from operations of approximately $75 to $90 million in 2006. In order to satisfy this shortfall, we currently expect to be required to borrow under our line of credit and/or dispose of properties we otherwise would choose not to sell. Any borrowings under our line of credit to fund these shortfalls would reduce the amount of funds available for other purposes, such as potential acquisitions, capital improvements or development activities.

In addition, our ability to borrow under our line of credit to fund these anticipated levels of tenant and other capital expenditures and to pay our expected distribution may be limited by the terms of our debt covenants. During 2006, we expect to approach the limit of our unencumbered leverage ratio which restricts unsecured debt outstanding to no more than 60% of unencumbered assets. As of December 31, 2005, our unencumbered leverage ratio was 56.7%. Our unencumbered leverage ratio is most significantly impacted by the performance of our operating properties and net borrowings required to fund capital expenditures and pay our distribution as a result of insufficient operating cash flow. Incurring additional unsecured debt to acquire additional unencumbered assets does not impact our unencumbered leverage ratio as significantly as incurring additional debt for other purposes. The tangible fair market value of our unencumbered properties is calculated by applying capitalization rates stipulated in our line of credit of 8.5% - 9.0% to current operating income. Therefore, our unencumbered leverage ratio could increase if the operating income of our unencumbered properties decreases. Additionally, the ratio will increase as we acquire properties which have operating income which is lower than 8.5% - 9.0% of the amount invested. The additional debt required to fund our expected shortfall may result in us exceeding this limit.

Declines in overall economic activity, particularly in our Northern California, Washington, DC Metro Area, Southern California and Seattle core markets, could adversely affect our operating results

For several years, a weak economic climate affected the office real estate markets. At the end of 2005, vacancy rates in all of our markets were declining and rental economics slowly improving.

Rental rates on space that was re-leased in 2005 decreased an average of 16.9% in comparison to rates that were in effect under expiring leases. While market rental rates have stabilized and are improving in many of our markets, rental rates on in-place leases in certain markets, particularly in our Northern California market, remain significantly above current market rental rates. We estimate that market rental rates on leased space expiring in 2006 will be, on average, approximately 10%-12% lower than straight-lined rents on expiring leases. We have 2.5 million square feet of space on which leases are currently scheduled to expire in 2006, including 1.0 million square feet of space in Northern California where we expect the largest rollover of rents on expiring leases.

We are particularly subject to the economic risks in our Northern California but also in our Washington, D.C. Metro Area, Southern California and Seattle core markets. These four markets represented approximately 31.8%, 35.7%, 15.1% and 5.6%, respectively, of our property operating income in 2005. A downturn in the economies of these markets, or the impact of a continued national economic downturn on these markets, could result in reduced demand for office space and decreasing rental rates.

One of the factors contributing to the decline in occupancy for our office properties was the increased level of early lease terminations. Future rental income may be affected by future lease terminations as we are unlikely to be able to collect upon termination the full contracted amount payable under the leases as well as the additional cost of re-leasing the space.

Further decreases in occupancy rates and/or further declines in rental rates, particularly in our Northern California, Washington, D.C. Metro Area, Southern California and Seattle core markets, may adversely affect our revenues and results of operations in subsequent periods, which could have a material adverse effect on our liquidity and financial condition, our ability to make distributions to our security holders and result in a decline in the market value of our and CarrAmerica’s securities.

We may be unable to renew leases or relet space on similar terms, or at all, as leases expire or are terminated, or may expend significant capital in our efforts to relet space

From 2006 through 2010, leases representing approximately 60.5% of our rentable square feet at our currently stabilized properties will expire, with leases on over 9.6% of our rentable square feet expiring in each of those years. We may not be able to renew leases with our existing tenants or we may be unable to relet space to new tenants if our current tenants do not renew their leases or terminate their leases early. Even if our tenants renew their leases or we are able to relet the space, the terms and other costs of renewal or reletting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates and other potential concessions may be less favorable or more costly than the terms of our current leases or than we anticipate and could require the expenditure of significant amounts of capital. If we are unable to renew leases or relet space in a reasonable time, or if rental rates decline or tenant improvement, leasing commissions and other costs increase, it could have a material adverse effect on our results of operations, liquidity and financial condition and result in a decline in the value of our and CarrAmerica’s securities.

Our properties face significant competition which may impede our ability to retain tenants or re-let space when existing tenants vacate

We face significant competition from other owners, operators and developers of office properties, many of which own properties similar to ours in the markets in which we operate. Such competition may affect our ability to attract and retain tenants and reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to rent space at lower rental rates than we or in their owners providing greater tenant improvement allowances or other leasing concessions. This combination of circumstances could adversely affect our results of operations, liquidity and financial condition, which could cause a decline in the value of our and CarrAmerica’s securities.

We face potential adverse effects from tenant delinquencies, bankruptcies or insolvencies

The bankruptcy or insolvency or other failure to pay of our tenants is likely to adversely affect the income produced by our properties. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we may not be able to evict the tenant solely because of such bankruptcy or failure to pay. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant’s bankruptcy filing could be required to be returned to the tenant’s bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under a lease. In other circumstances, where a tenant’s financial condition has become impaired, we may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is likely less than the agreed rental amount. Without regard to the manner in which the lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant. In any of the foregoing circumstances, our results from operations, liquidity and financial condition could be adversely affected, which could result in a decline in the value of our and CarrAmerica’s securities.

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

We may not be successful in identifying and consummating suitable acquisitions of office properties meeting our criteria

Our ability to acquire office properties on favorable terms may be constrained by competition from other investors with significant capital, including other publicly traded REITs and institutional investors. Competition from these other potential acquirers may result in increased bidding, which may ultimately increase the price we must pay for a property or may result in us being unable to acquire property at all. Failure to identify or consummate suitable acquisitions could adversely affect our ability to reinvest proceeds from property dispositions and thereby affect our results of operations and reduce the price of our and CarrAmerica’s securities.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many forces, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements.

Our use of debt subjects us to various financing risks

We regularly borrow money to finance our operations, particularly the acquisition and development of properties. We generally incur unsecured debt, although in some cases we will incur mortgage debt that is secured by one or more of our office buildings. In the future, our financial condition could be materially and adversely affected by our use of debt financing, in part due to the following risks:

•	No Limitation on Debt Incurrence. Our organizational documents do not limit the amount of debt we can incur. Our leverage could have important consequences to our security holders, including affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally. In addition, as a result of the financial and operating covenants described below, our leverage could reduce our flexibility in conducting our business and planning for, or reacting to, changes in our business and in the real estate industry. Any such reduction in our ability to obtain additional financing or our flexibility to conduct our business could adversely affect our financial condition and results of operations. This could result in a decline in the market value of our and CarrAmerica’s securities.

•	Possible Inability to Meet Scheduled Debt Payments; Potential Foreclosure. If our properties do not perform as expected, the cash flow from our properties may not be sufficient to make required principal and interest payments on our debt. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment.

•	Inability to Refinance Debt. In most cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We generally expect to refinance that debt when it matures, although in some cases we may pay off the loan. If principal amounts due at maturity cannot be refinanced as a result of general economic downturns, if our credit rating is downgraded, if our properties do not perform as expected, or otherwise, or extended or paid with proceeds of other capital transactions, such as property sales or new equity capital, our cash flow could be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense which could adversely affect our results of operations, liquidity, financial condition, ability to service debt and make distributions to our unit holders.

•	Financial Covenants Could Adversely Affect Our Financial Condition. Our credit facilities and the indentures under which our senior unsecured indebtedness are issued contain financial and operating covenants, including coverage ratios and other limitations on our ability to incur secured and unsecured indebtedness, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. Failure to meet our financial covenants could result from, among other things, changes in our results of operations or general economic changes. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interest. Failure to comply with any of the covenants under our unsecured credit facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and restrict our ability to make distributions to our unit holders which could therefore have a material adverse effect on our business, operations, financial condition and/or liquidity.

Our ability to draw on our unsecured credit facility or incur other unsecured debt in the future could be restricted by certain covenants. During 2006, we may approach the limit of our unencumbered leverage ratio which restricts unsecured debt outstanding to no more than 60% of unencumbered assets. As of December 31, 2005, our unencumbered leverage ratio was 56.7%. Our unencumbered leverage ratio is most significantly impacted by the performance of our operating properties and net borrowings required to fund capital expenditures and pay our distribution as a result of insufficient operating cash flow. Incurring additional unsecured debt to acquire additional unencumbered assets does not impact our unencumbered leverage ratio as significantly as incurring additional debt for other purposes. The tangible fair market value of our unencumbered properties is calculated by applying capitalization rates stipulated in our line of credit of 8.5% - 9.0% to current operating income. Therefore, our unencumbered leverage ratio could increase if the operating income of our unencumbered properties decreases. Additionally, the ratio will increase as we acquire properties which have operating income which is lower than 8.5% - 9.0% of the amount invested. If our unencumbered leverage ratio increases and surpasses 60%, it could impact our business and operations, including our ability to incur additional unsecured debt, draw on our unsecured line of credit, which is our primary source of short term liquidity, pay distributions to our security holders, acquire leveraged properties or invest in properties through joint ventures. We currently expect to work with our lenders to ensure that we remain in compliance with our covenants.

•	Variable Interest Rates Could Increase the Cost of Borrowing. As of December 31, 2005, approximately 11.6% of our total financing was subject to variable interest rates, including our line of credit and debt related to interest rate swap agreements (excluding the impact of interest rate cap agreements). Because we have not hedged significantly against interest fluctuations, significant increases in interest rates could dramatically increase our costs of borrowing. Additionally, interest rates on certain types of our debt are based on the credit rating provided by independent agencies, and would be substantially increased in the event that these credit ratings are downgraded.

•	Derivatives. We may use derivative financial instruments at times to limit market risk only for hedging purposes, not for speculation or trading purposes. Interest rate protection agreements may be used to convert variable rate debt to a fixed rate basis, to convert fixed rate debt to a variable rate basis or to hedge anticipated financing transactions. However, these arrangements may expose us to additional risks. Although our interest rate risk management policy establishes minimum credit ratings for counterparties, this does not eliminate the risk that a counterparty may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. In addition, hedging agreements may involve costs, such as transaction fees or breakage costs, if we terminate them. Any failure by us to effectively manage our exposure to interest rate risk through hedging agreements or otherwise, and any costs associated with hedging arrangements, could adversely affect our results of operations or financial condition. As a result, the market value of our and CarrAmerica’s securities may decline.

•	We may need to borrow funds in order to pay distributions to CarrAmerica at sufficient levels for CarrAmeria to maintain its REIT status. In order for CarrAmerica to maintain its REIT status, we may need to borrow funds on a short-term basis to fund distributions sufficient for CarrAmerica to meet its REIT distribution requirements, even if the then prevailing market conditions are not favorable for these borrowings. To qualify as a REIT, CarrAmerica generally must distribute to its stockholders at least 90% of its REIT taxable income, excluding capital gains. In order to eliminate federal income tax, CarrAmerica must distribute 100% of its net taxable income, including capital gains. We may need to incur debt to fund required distributions to CarrAmerica if our cash flows from operations are insufficient to make such distributions, as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or as a result of the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. Any such incurrence, particularly during unfavorable market conditions, could adversely affect our results of operations or financial condition. As a result, the market value of our and CarrAmerica’s securities could decline.

An earthquake or terrorist act could adversely affect our business

Over 53.5% of our property operating income in 2005 was generated by properties located in California, Oregon and the State of Washington, which are high risk geographical areas for earthquakes. In addition, a significant portion of our properties is located in Washington, D.C. and other major urban areas which have, in recent years, been high risk geographical areas for terrorism and threats of terrorism. Future earthquakes or acts of terrorism would severely impact the demand for, and value of, our properties and could also directly impact the value of our properties through damage, destruction or loss and could thereafter materially impact the availability or cost of insurance to protect against these events. A decrease in demand could make it difficult to review or re-lease our properties at lease rates equal to or above historical rates. To the extent that any future earthquakes or terrorist acts otherwise disrupt our tenants’ businesses, it may impact their ability to make timely payments under their existing leases with us which would harm our operating results. Although we maintain earthquake and terrorism insurance for our properties and the resulting business interruption, any earthquake or terrorist attack, whether or not insured, could have a material adverse effect on our results of operations, liquidity and financial condition, and result in a decline in the value of our and CarrAmerica’s securities.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flows

Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain appropriate coverage at a reasonable cost in the future. Our insurance costs have fluctuated significantly in recent years.

In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Terrorism Risk Insurance Act of 2002 (“TRIA”) was enacted in November 2002, which established the Terrorism Risk Insurance Program to mandate that insurance carriers offer insurance covering physical damage from terrorist incidents certified by the U.S. government as foreign terrorist acts. Under the Terrorism Risk Insurance Program, the federal government shares in the risk of loss associated with certain future terrorist acts. The Terrorism Risk Insurance Program was scheduled to expire on December 31, 2005. However, on December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005 (the “Extension Act”) was enacted, which extended the duration of the Terrorism Risk Insurance Program until December 31, 2007, while expanding the private sector role and reducing the amount of coverage that the U.S. government is required to provide for insured losses under the program.

While the underlying structure of TRIA was left intact, the Extension Act makes some adjustments, including increasing the current insurer deductible from 15% of direct earned premiums to 17.5% for 2006, and to 20% of such premiums in 2007. For losses in excess of the deductible, the federal government still reimburses 90% of the insurer’s loss in 2007. The federal share in the aggregate in any program year may not exceed $100 billion (the insurers will not be liable for any amount that exceeds this cap). Under the Extension Act, losses incurred as a result of an act of terrorism are required to exceed $5.0 million before the program is triggered and compensation is paid under the program, but that amount increases to $50.0 million on April 1, 2006, and to $100.0 million in 2007. As a result, unless we obtain separate coverage for events that do not meet that threshold (which coverage may not be required by the respective loan documents and may not otherwise be obtainable), such events would not be covered. In addition, the recently enacted legislation may subsequently result in increased premiums charged by insurance carriers for terrorism insurance.

In May 2004, we formed a wholly-owned captive insurance company which provides $490 million in coverage against losses due solely to biological, chemical or radioactive contamination arising out of a certified terrorist act. In the event of a covered loss in 2006, we expect our captive insurance company to recover 90% of its losses, less certain deductibles, from the United States government, but it has not reinsured its remaining exposure and may have insufficient capital to fully pay our claim. We will be required to fund the remaining 10% of a covered loss.

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

Increases in taxes and regulatory compliance costs, including compliance with the Americans with Disabilities Act, may adversely affect our results of operations

We may not be able to pass all real estate tax increases through to our tenants. Therefore, any tax increases may adversely affect our results of operations. Our properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. Some trade associations, such as the Building Owners and Managers Association and the National Fire Protection Association (NFPA), publish standards that are adopted by government authorities. These include standards relating to life, safety and fire protection systems published by the NFPA. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. In addition, we cannot provide any assurance that these requirements will not be changed or that new requirements will not be imposed that would require significant unanticipated expenditures by us and could have an adverse effect on our results of operations.

Under the Americans with Disabilities Act of 1990 (ADA) and various state and local laws, all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with these requirements could involve removal of structural barriers from certain disabled persons’ entrances. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such means of access. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. We have not conducted an audit or investigation of all of our properties to determine our compliance and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our properties is not in compliance with the ADA or other legislation, then we would be required to incur additional costs to achieve compliance. If we incur substantial costs to comply with the ADA or other legislation, our financial condition, results of operation, cash flow, per share trading price of our securities and our ability to satisfy our debt service obligations and to make distributions to our unitholders could be adversely affected.

Environmental compliance cost and liabilities associated with operating our properties may result in unanticipated expenses and may affect our results of operations

Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or petroleum product releases at the property. In addition, the U.S. Environmental Protection Agency and the U.S. Occupational Safety and Health Administration are increasingly involved in indoor air quality standards, especially with respect to asbestos, mold and medical waste. The clean up of any environmental contamination, including asbestos and mold, can be costly. The presence of or failure to clean up contamination may adversely affect our ability to sell or lease a property or to borrow using a property as collateral or could prove so costly as to have a material adverse effect on our results of operations, liquidity and financial condition, which could result in our inability to make distributions to our unit holders and result in a decline in the value of our and CarrAmerica’s securities.

We do not have exclusive control over our joint venture investments

We have invested, and may invest in the future, in projects or properties as a co-venturer or partner in the development of new properties. These investments involve risks not present in a wholly-owned project. Risks related to these investments could include:

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

In addition, most of our joint venture agreements contain provisions, and may contain provisions in the future, that could require us to buy our partner’s interest or sell our interest or the property or project at a time we do not deem favorable for financial or other reasons, including the availability of cash at such time and the impact of tax consequences resulting from any sale.

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

Certain factors may inhibit changes in control of CarrAmerica

•	Preferred Stock. CarrAmerica’s charter permits its board of directors to authorize the issuance of preferred stock without stockholder approval. Also, any future series of preferred stock may have voting provisions that could delay or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interests of CarrAmerica’s common stockholders.

•

Ownership Limit. In order to assist CarrAmerica in maintaining its qualification as a REIT and for other strategic reasons, its charter contains certain provisions generally limiting the ownership of shares of capital stock by any single stockholder to 9.8% of CarrAmerica’s outstanding common stock and/or 9.8% of any class or series of preferred stock. The federal tax laws include complex stock ownership and attribution rules that apply in determining whether a stockholder exceeds the ownership limits. These rules may cause a stockholder to be treated as owning stock that is actually owned by others, including family members and entities in which the stockholder has an ownership interest. CarrAmerica’s board of directors may waive this restriction with respect to certain stockholders if it is satisfied that ownership in excess of these ownership limits would not jeopardize its status as a REIT and the board otherwise decides that a waiver would be in our interests. Capital stock acquired or transferred in breach of the ownership limit will be automatically transferred to a trust for the benefit of a designated charitable beneficiary.

•	Maryland Law Provisions. Certain provisions of Maryland law which are applicable to CarrAmerica because CarrAmeria is a Maryland corporation prohibit “business combinations” with any person that beneficially owns ten percent or more of CarrAmerica’s outstanding voting shares (an “interested stockholder”) or with an affiliate of the interested stockholder. These prohibitions last for five years after the most recent date on which the person became an interested stockholder. After the five-year period, a business combination with an interested stockholder must be approved by two super-majority stockholder votes unless, among other conditions, CarrAmeria’s common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its common shares. CarrAmerica’s board of directors has opted out of these business combination provisions. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving CarrAmerica. CarrAmerica’s board of directors may, however, repeal this election in most cases and cause CarrAmerica to become subject to these provisions in the future. Being subject to the provisions could delay or prevent a change in control or other transactions that might involve a premium price or otherwise be in the best interests of CarrAmerica’s stockholders.

•	Third Party Equity Interests in Certain of Our Subsidiaries. Third party investors own minority common limited partnership interests in two of our subsidiaries, CarrAmerica Realty, L.P. and Carr Realty Holdings, L.P., partnerships through which we own certain of our assets. The rights and privileges afforded these limited partners through their partnership agreements and the possible fiduciary duties owed to them by us and CarrAmerica’s Board of Directors could limit our ability to enter into a transaction that results in a change of control of us or could otherwise impact the terms on which we may enter into any such transaction, including terms that could impact the total value of any such transaction to the holders of our and CarrAmerica’s securities.

We are managed by CarrAmerica and its success depends on its ability to recruit and retain necessary personnel and our business and growth strategies could be harmed if our senior executives and other key employees terminate their employment

We are managed by CarrAmerica. Our success depends, to a significant extent, on the continued efforts of CarrAmerica’s senior executives and other key employees, each of whom is important in developing our business and growth strategies and forging our business relationships. CarrAmerica does not currently have employment agreements with any of these individuals, and while CarrAmerica believes that it could find replacements, the loss of the leadership, knowledge and experience of these senior executive and other key employees could adversely affect our operations, including by adversely impacting our ability to lease space effectively or identify appropriate acquisition or disposition opportunities. In addition, replacing any one or more of these individuals may be difficult or take an extended period of time because of the limited availability of candidates with the breadth and depth of skills and experience necessary to operate and expand successfully a business such as ours. If any one or more of these individuals left CarrAmerica and CarrAmerica failed to effectively manage a transition to new personnel, or if CarrAmerica fails to attract and retain qualified and experienced personnel on acceptable terms, our business, financial condition and results of operations could adversely be affected.

CarrAmerica’s status as a REIT

CarrAmerica believes that it qualifies for taxation as a REIT for federal income tax purposes, and it plans to operate so that it can continue to meet the requirements for taxation as a REIT. If it qualifies as a REIT, it generally will not be subject to federal income tax on its income that it distributes currently to its stockholders. Many of the REIT requirements, however, are highly technical and complex. The determination that CarrAmerica is a REIT requires an analysis of various factual matters and circumstances that may not be totally within its control. For example, to qualify as a REIT, at least 95% of its gross income must come from specific passive sources, like rent, that are itemized in the REIT tax laws. In determining that CarrAmerica has satisfied this requirement, it has concluded that certain services, such as cafeteria services that are provided to tenants through an independent contractor at certain of our properties under arrangements where we bore part or all of the expenses of such services, were considered customary in the geographic area where such properties are located. There can be no assurance that the IRS or a court would agree with such conclusion or other positions CarrAmerica has taken interpreting the REIT requirements. CarrAmerica also is required to distribute to its stockholders at least 90% of its REIT taxable income (excluding capital gains). The fact that we hold some of our assets through partnerships and their subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize CarrAmerica’s REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for CarrAmerica to remain qualified as a REIT.

If CarrAmerica fails to qualify as a REIT for federal income tax purposes and does not meet the requirements necessary to avail itself of certain statutory relief provisions, it would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted CarrAmerica relief under such statutory provisions, CarrAmerica would remain disqualified as a REIT for four years following the year it first failed to qualify. If it failed to qualify as a REIT, it would have to pay significant income taxes. This likely would have a significant adverse effect on the value of our and CarrAmerica’s securities. In addition, CarrAmerica would no longer be required to pay any dividends to stockholders.

Even if CarrAmerica qualifies as a REIT for federal income tax purposes, it is required to pay certain federal, state and local taxes on income and property. For example, if CarrAmerica had net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While CarrAmerica undertakes sales of assets that become inconsistent with its long term strategic or return objectives, it does not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise. CarrAmerica also will be subject to corporate-level tax upon the recognition of any built-in gain that exists with respect to assets acquired in tax-deferred, carry-over basis transactions from non-REIT “C” corporations for 10 years following the acquisition. This rule was applied, for example, to the gain that existed on certain assets it acquired upon the liquidation of one of its taxable REIT subsidiaries on December 31, 2003. In addition, any net taxable income earned directly by some of its affiliates, including Carr Real Estate Services Inc. and CarrAmerica Development Inc., is subject to federal and state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the taxable REIT subsidiaries if the economic arrangements between the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Several entities in which CarrAmerica owns interests, including Carr Real Estate Services Inc. and CarrAmerica Development Inc., have elected to be taxable REIT subsidiaries. Finally, some state and local jurisdictions may tax some of CarrAmerica’s income even though as a REIT it is not subject to federal income tax on that income. To the extent that CarrAmerica and its affiliates are required to pay federal, state and local taxes, CarrAmerica will have less cash available for distributions to stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

General

As of December 31, 2005, we owned interests (consisting of whole or partial ownership interests) in 235 operating office buildings located in 12 markets across the United States. As of December 31, 2005, we owned fee simple title or leasehold interests in 233 operating office buildings, controlling partial interests in two operating office buildings and non-controlling partial interests of 15% to 50% in 50 operating office buildings. Except as we disclose in Item 7. of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” we have no immediate plans to renovate our operating properties other than for routine capital improvements. The following table sets forth information about each operating property in which we own an interest as of December 31, 2005.

Property	# of Buildings	Net Rentable Area in Sq. Feet [1]	Percent Leased [2]	Total Annualized GAAP Base Rent[3] (in thousands)	Average GAAP Base Rent /Leased Sq. Feet[4]	Significant Tenants[5]
Consolidated Properties

Downtown Washington, D.C.:
International Square	3	1,020,861	93.0%	$39,682	$41.81	Dickstein, Shapiro, Morin & Oshinsky LLP (35%)
900 19th Street	1	101,313	90.2%	3,359	36.76	America’s Community Bankers (27%), Consumer Healthcare Products (13%)Stone & Webster Management Co. (13%), Korn/Ferry International (12%),
2550 M Street	1	192,393	100.0%	9,025	46.91	Patton Boggs, LLP (99%)
1730 Pennsylvania Avenue	1	227,714	100.0%	9,022	39.64	Federal Deposit Insurance Corp. (48%), King & Spalding (38%)
1775 Pennsylvania Avenue[6]	1	143,857	98.6%	4,998	35.22	Citicorp Savings of Washington, D.C. (81%)
Commercial National Bank Building	1	204,021	99.1%	8,803	43.52	Skadden, Arps, Slate, Meagher (57%), ETC W/TCI, Inc. (10%)
1255 23rd Street7a	1	304,721	97.0%	9,066	30.66	The Chronicle of Higher Education (25%), William M. Mercer, Inc. (22%), Marsh & McLennan, Inc. (14%)
1747 Pennsylvania Avenue7b	1	151,997	94.6%	5,118	35.61	Legg Mason Wood Walker, Inc. (19%)
1717 Pennsylvania Avenue	1	184,446	100.0%	7,377	40.00	MCI Telecommunications Corp. (57%), Goodwin Proctor, LLP (12%)

Downtown Washington, D.C.	11	2,531,323	95.9%

Suburban Washington, D.C.:
Canal Center	4	495,676	92.00%	13,707	30.10	Close Up Foundation (12%)
TransPotomac V Plaza	1	97,402	91.30%	2,600	29.22	Effinity Financial Corporation (15%), Casals & Assoc., Inc. (11%), Grafik Communications, LTD. (11%), Larson & Taylor (11%), The Onyx Group (11%), The Leonard Resource Group (11%)
One Rock Spring Plaza[6]	1	205,298	100.00%	6,698	32.62	Sybase, Inc. (19%), Bisys Insurance Services (10%)
Sunrise Corporate Center (sold 1/10/06)	3	258,058	98.60%	6,377	25.07	Software AG of North America (81%)
Reston Crossing	2	327,788	100.00%	6,684	20.39	Nextel Communications, Inc. (100%)
Commonwealth Tower	1	339,599	100.00%	11,531	33.96	American Chemistry Council (43%), The Mills Corporation (25%), The Boeing Company (13%)
Park Place	1	164,535	87.70%	4,749	32.90	No tenant occupies 10%
Tysons International	2	424,278	70.50%	9,186	30.73	Envision EMI, LLC (12%), Newspaper Assoc. of America (12%)

Suburban Washington, D.C.	15	2,312,634	91.40%

Los Angeles:
Warner Center	12	344,196	92.4%	8,128	25.56	GSA (20%), Countrywide Home Loans, Inc. (10%)
Warner Premier	1	59,371	95.9%	1,553	27.28	Protective Life Insurance Company (35%), Charles Schwab & Co., Inc. (12%), Steven B. Simon (12%), Kimley-Horn & Assoc., Inc. (10%), Randolph M. Even & Assoc. (10%)

Los Angeles	13	403,567	92.9%

Orange County:
Scenic Business Park	4	139,359	94.9%	2,387	18.04	Talbert Medical Group (19%), Musculoskeletal Transplant Foundation (18%), Terayon Communications Systems (17%), Miles, Bauer, Bergstrom & Winter (10%)
Harbor Corporate Park	4	151,415	100.0%	2,848	18.81	Anzdl, Inc. (25%), Conoco Phillips Company (12%), Trizetto Group, Inc. (11%)
Von Karman	1	104,375	100.0%	2,426	23.25	Vision Solutions, Inc. (41%), Fidelity National Title Ins. (25%), Taco Bell Corporation (17%)
Pacific Corporate Plaza 1, 2 & 3	3	124,196	100.0%	2,679	21.57	Gallagher Bassett Svcs., Inc. (20%), Covenant Care California, Inc. (16%), Lan International (16%), Marie Callender Pie Shops (14%)

Property	# of Buildings	Net Rentable Area in Sq. Feet [1]	Percent Leased [2]	Total Annualized GAAP Base Rent[3] (in thousands)	Average GAAP Base Rent /Leased Sq. Feet[4]	Significant Tenants[5]
South Coast Executive	2	154,959	100.0%	3,659	23.62	University of Phoenix (41%), First Team Real Estate (18%), FNC, Inc. (12%)
Bay Technology Center	2	107,481	100.0%	1,682	15.65	Finance America (65%), Stratacare, Inc. (21%)

Orange County	16	781,785	99.1%

San Diego:
Del Mar Corporate Plaza	2	124,345	100.0%	3,560	28.63	Stellcom, Inc. (29%), JMI Service, Inc. (24%), Education Lending Group, Inc. (16%), Clientshop, Inc. (15%), Xifin, Inc. (13%)
Lightspan	1	66,622	79.0%	1,270	24.14	Science Applications Intl Corp. (79%)
La Jolla Spectrum Technology Park	2	156,653	100.0%	6,504	41.52	Torrey Mesa Research Institute (51%), The Scripps Research Institute (49%)
Palomar Oaks Technology Park	6	170,705	100.0%	2,385	13.97	Sendx Medical, Inc. (23%), TPR Group, Inc. (13%), By Referral Only, Inc. (11%)
Town Center Technology Park IV	1	105,358	100.0%	2,181	20.70	Gateway, Inc. (100%)
Torrey Pines Research Center	1	81,816	100.0%	2,846	34.79	Metabasis Therapeutics, Inc. (100%)
Highlands Corporate Center	5	203,086	83.1%	5,611	33.26	Vycera Communications, Inc. (12%)
Town Center Technology Park	3	182,120	100.0%	3,801	20.87	Gateway, Inc. (100%)
Carroll Vista I & II	3	107,579	100.0%	2,276	21.16	Medivas, LLC (44%), Cardiodynamics International (30%), Chugai Biopharmaceutical, Inc. (26%)
Corporate Plaza II	2	116,195	88.7%	3,540	34.35	Latham & Watkins (24%), Pardee Construction Company (14%)
Chancellor Park	2	190,946	81.6%	4,887	31.36	No tenant occupies 10%

San Diego	28	1,505,425	93.6%

Northern California
Bayshore Centre 2	1	94,874	100.0%	1,151	12.13	YDI Wireless, Inc. (100%)
Rincon Centre	3	201,178	94.1%	3,879	23.36	Toshiba America Electronic (31%), Future Electronics Corporation (19%), Propel Software Corporation (15%), GDA Technologies, Inc. (11%)
Valley Centre II	4	212,082	89.4%	2,218	11.70	Boston Scientific (89%)
Valley Office Centre	2	68,917	93.0%	1,667	26.00	Bank of America (21%)
Valley Centre	2	102,291	100.0%	670	6.55	Portalplayer, Inc. (78%), Spectral Dynamics, Inc. (16%)
Rio Robles	7	368,178	100.0%	3,991	10.84	Covad Communications Company (36%), Pericom Semiconductor Corporation (21%), Tellabs San Jose, Inc. (14%), On Command Video Corporation (11%)
Baytech Business Park	4	300,000	87.3%	4,688	17.90	Schlumberger Technologies, Inc. (50%), Caspian Networks (13%), Netscaler, Inc. (13%)
3571 North First Street	1	116,000	100.0%	3,343	28.82	Sun Microsystems, Inc. (100%)
Oakmead West	7	425,981	85.0%	5,930	16.37	Trimble Navigation Ltd. (33%), Applied Materials, Inc. (25%), Vitria Technology, Inc. (15%), UMC Group (USA) (12%)
Clarify Corporate Center	4	258,048	100.0%	7,783	30.16	Nortel Networks, Inc. (100%)
Valley Technology Center	7	460,590	98.3%	10,912	24.09	Lattice Semiconductor Corp. (29%), TSMC North America, Inc. (24%), Navisite, Inc. (14%), OOCL (USA) Inc. (13%)
Golden Gateway Commons	3	276,190	98.5%	8,608	31.63	Sharper Image Corporation (22%), Norcal Mutual Insurance Co. (19%), ABM Industries, Inc. (13%)
Techmart Commerce Center	1	262,435	97.1%	8,292	32.55	Network Conference Co., Inc. (13%)
Fremont Technology Park	3	139,304	71.9%	1,227	12.24	Flash Electronics, Inc. (32%), Intervideo, Inc. (25%), Intematix Corporation (15%)
San Mateo Center	3	209,017	90.7%	4,235	22.35	GLU Mobile, Inc. (18%), ePocrates, Inc. (14%)
Mountain View Gateway Center	2	236,400	100.0%	5,850	24.75	KPMG LLP (57%), Netscape Communications Corp (43%)

Property	# of Buildings	Net Rentable Area in Sq. Feet[1]	Percent Leased[2]	Total Annualized GAAP Base Rent[3] (in thousands)	Average GAAP Base Rent /Leased Sq. Feet[4]	Significant Tenants[5]
Sunnyvale Technology Center	5	165,520	100.0%	3,270	19.76	Lattice Semiconductor Corp. (51%), Omneon Video Networks, Inc. (25%), Intertrust Technologies Corp. (12%), Metelics Corporation (12%)
Stanford Research Park[6]	2	89,595	100.0%	4,646	51.86	Merrill Lynch (56%), McKinsey & Company, Inc. (44%)
500 Forbes	1	155,685	100.0%	7,391	47.47	Cell Genesys, Inc. (100%)
Corporate Technology Centre	7	508,230	77.1%	7,453	19.01	Redback Networks Inc. (20%), Renesas Technology America, Inc. (18%), Agere Systems Inc. (15%), AT&T Corp. (15%)
Mission Towers	1	282,080	99.7%	8,329	29.62	Sun Microsystems, Inc. (61%), PMC-Sierra, Inc. (38%)
Fairchild Drive	2	131,561	100.0%	3,454	26.25	Nokia IP Inc. (100%)
2711 North First Street	1	74,621	22.6%	110	6.54	Penstar, Inc. (23%)

San Francisco	73	5,138,777	92.3%

Portland, OR:
Sunset Corporate Park	3	132,531	70.6%	1,121	11.98	Volkswagen of America, Inc. (34%), Focus Enhancements, Inc. (13%)
Rock Creek Corp Center	3	142,662	100.0%	2,928	20.52	Corillian Corporation (70%), KryptiQ Corporation (16%), University of Phoenix (14%)

Portland	6	275,193	85.8%

Seattle, WA:
Redmond Hilltop	2	90,880	10.4%	142	15.00	Citrix Systems, Inc. (10%)
Canyon Park	6	316,978	97.4%	5,487	19.13	Icos Corporation (28%), Targeted Genetics Corporation (24%), Fedex (14%), MDS Pharma Services (US) Inc. (12%)
Willow Creek	1	96,179	100.0%	1,057	10.99	Data I/O Corporation (100%)
Willow Creek Corp. Center	6	319,376	50.6%	2,088	12.37	Nextel West Corp. (10%)
Canyon Park Commons	3	176,846	100.0%	2,241	12.67	Washington Mutual Bank (62%), New Cingular Wireless Service (38%)
Redmond East	10	398,320	72.0%	3,546	13.12	Genetic Systems (14%), Spiration, Inc. (11%), Avaya, Inc. (10%)
Canyon Park Commons	1	95,290	100.0%	1,532	16.08	Safeco Insurance Company (100%)
North Creek Corporate Center	3	94,048	89.8%	1,302	15.97	ID Biomedical Corporation (30%), All America Semiconductor (14%), Woodinville Montessori School (14%)
West Willows Technology Center	3	155,830	100.0%	2,865	18.38	New Cingular Wireless PCS, LLC (100%)
Plaza at Norh Creek	2	193,302	62.6%	1,819	15.04	Allstate Insurance Company (47%)

Seattle	37	1,937,049	77.2%

Austin, TX:
City View Centre	3	136,106	80.9%	1,895	17.20	Austin Info Systems, Inc. (23%), Oasis Design, Inc. (20%)
City View Centre	1	128,716	100.0%	1,652	12.83	Broadwing Telecommunications (100%)

Austin	4	264,822	90.2%

Chicago, IL:
Butterfield Road	2	365,698	68.8%	3,591	14.28	Washington Mutual Bank (17%), Hilb Rogal & Hobbs of Chicago (10%)
The Crossings	1	289,599	89.1%	4,289	16.62	Interface Software, Inc. (12%)
Parkway North I	1	251,018	11.0%	356	12.85	No tenant occupies 10%
Bannockburn	3	315,287	72.4%	3,589	15.72	Mosaic Global Holdings Inc. (23%), Parexel (12%)

Chicago	7	1,221,602	62.7%

Dallas, TX:
Cedar Maple Plaza	3	113,010	80.9%	2,048	22.41	A.G. Edwards & Sons, Inc. (11%)

Property	# of Buildings	Net Rentable Area in Sq. Feet[1]	Percent Leased[2]	Total Annualized GAAP Base Rent[3] (in thousands)	Average GAAP Base Rent /Leased Sq. Feet[4]	Significant Tenants[5]
Tollway Plaza	2	354,458	93.8%	7,290	21.92	Sun Microsystems, Inc. (28%), Americorp Relocation Mgmt. (10%)

Dallas	5	467,468	90.7%

Denver, CO:
Harlequin Plaza	2	319,069	81.7%	3,863	14.82	Bellco Credit Union (18%), Regis University (12%)
Quebec Court I	1	130,000	100.0%	2,015	15.50	Time Warner (100%)
Quebec Court II	1	157,294	100.0%	2,469	15.70	Tele-Communications, Inc. (100%)
Quebec Centre	3	106,865	90.1%	1,559	16.18	Team Lending Comcepts, LLC (14%), Walberg, Dagner & Tucker, P.C. (13%), Eonbusiness Corporation (12%)
Dry Creek 2 & 3	2	185,957	100.0%	2,792	15.01	Allstate Insurance Company (38%), Peerless Insurance Company (18%), Radiology Imaging Associates (15%), Comcast Cable Communications (11%)

Denver	9	899,185	92.3%

Salt Lake City, UT:
Sorenson Research Park	6	321,366	95.2%	3,841	12.55	Convergys Customer Mgmt Group (47%), ITT Educational Services, Inc. (10%)
Wasatch Corporate Center	4	227,889	98.6%	3,395	15.10	Advanta Bank Corporation (32%), Achieveglobal, Inc. (13%), Musician’s Friend, Inc. (11%)
Creekside I & II	1	78,000	100.0%	1,357	17.39	3Com Corporation (100%)

Salt Lake City	11	627,255	97.0%

Total Consolidated Properties	235	18,366,085		403,431
Weighted Average			89.4%		24.57

Unconsolidated Properties

Washington, D.C.:
1919 Pennsylvania Avenue[8]	1	240,399	99.4%	10,055	42.08	A.C. Corporation (25%), Mortgage Bankers Assoc. (22%), Cole, Raywid & Braverman, LLP (15%), Porter Wright Morris & Arthur (13%), Jenkens & Gilchrist, P.C. (12%)
2025 M Street[8]	1	174,763	100.0%	6,051	34.62	Radio Free Asia (32%), Smith, Bucklin & Associates (27%), Akin Gump Strauss Hauer (11%)
1201 F Street[11]	1	226,922	99.2%	7,827	34.77	Cadwalader, Wickersham (21%), Charles River Assoc., Inc. (20%), Health Insurance Assoc. (18%), National Federation of Independent Business (17%)
Bond Building[9]	1	162,182	100.0%	5,425	33.45	GSA (97%)
Terrell Place[13]	1	383,352	79.9%	11,426	37.29	Venable, Baetjer & Howard, LLP (69%)

Portland, OR:
GM Call Center[10]	1	103,279	100.0%	1,256	12.16	GM Call Center (100%)

Chicago Market Office:
Parkway[11]	6	745,277	96.3%	12,647	17.62	Astellas US LLC (27%), Citi Commerce Solutions, Inc. (17%), Shand Morahan & Co. (11%)

Dallas Market Office:
Royal Ridge[11]	4	505,282	99.5%	7,715	15.35	Verizon (29%), Capital One Services, Inc. (24%), American Honda Finance Corp. (13%)
Custer Court[8]	1	120,800	94.4%	1,997	17.50	Aurora Loan Services Inc. (18%), Cirro Group, Inc. (17%), Beazer Homes LP (16%), Tellabs Petaluma, Inc. (16%), Option One Mortgage Corp. (14%)

Property	# of Buildings	Net Rentable Area in Sq. Feet[1]	Percent Leased[2]	Total Annualized GAAP Base Rent[3] (in thousands)	Average GAAP Base Rent /Leased Sq. Feet[4]	Significant Tenants[5]
North Dallas Town Center[12]	3	391,187	98.6%	8,861	22.98	Hewlett Packard (39%), Insight for Living (12%)
Colonnade[12]	3	977,487	88.7%	19,125	22.07	No tenant occupies 10%

Austin Market Office:
Riata Corporate[11]	8	671,998	86.5%	9,201	15.82	Janus Capital Corporation (48%), Pervasive Software, Inc. (14%)
Riata Crossing[11]	4	324,963	100.0%	2,255	6.94	Apple Computer, Inc. (85%), D.R. Horton, Inc. (15%)

Denver Market Office:
Panorama[11]	6	673,713	96.2%	12,938	19.97	Charles Schwab & Co., Inc. (41%), Archstone-Smith (13%), AT&T Corporation (12%)

Northern California
CarrAmerica Corporate Center[12]	7	974,282	86.6%	20,051	23.76	AT&T (37%), Ross Stores (17%), Safeway (15%), Pacific Bell Wireless (14%)

Los Angeles Market Office:
10UCP[12]	1	771,277	96.0%	23,116	31.22	Vivendi Universal (53%), UMG Recordings, Inc. (11%)
1888 Century Park East[11]	1	483,017	64.3%	9,977	32.12	SCPIE Holdings, Inc. (20%)

Total Unconsolidated Properties	50	7,930,180		169,923
Weighted Average			91.4%		23.44

Total All Operating Properties:	285	26,296,265		$573,354
Weighted Average			90.0%		$24.23

[1]	Includes office, retail, parking space and storage.
[2]	Includes spaces for leases that have been executed and have commenced as of December 31, 2005.
[3]	Total annualized GAAP base rent equals total original base rent, including historical contractual increases and excluding (i)percentage rents, (ii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, (iii) future contractual or contingent rent escalations and (iv) parking rents.
[4]	Calculated as total annualized base rent divided by net rentable area leased.
[5]	Includes tenants leasing 10% or more of rentable square footage (with the percentage of rentable square footage in parentheses).
[6]	We own the improvements on the property and have a leasehold interest in all the underlying land.
7a	We hold a 75% majority ownership interest through a joint venture.
7b	We hold a 90% majority ownership interest through a joint venture.
[8]	We own 49% through a joint venture.
[9]	We own 15% through a joint venture.
[10]	We own 16% through a joint venture.
[11]	We own 35% through a joint venture.
[12]	We own 20% through a joint venture.
[13]	We own 30% through a joint venture.

Insurance

Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain appropriate coverage at a reasonable cost in the future. Our insurance costs have fluctuated significantly in recent years.

In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Terrorism Risk Insurance Act of 2002 (“TRIA”) was enacted in November 2002, which established the Terrorism Risk Insurance Program to mandate that insurance carriers offer insurance covering physical damage from terrorist incidents certified by the U.S. government as foreign terrorist acts. Under the Terrorism Risk Insurance Program, the federal government shares in the risk of loss associated with certain future terrorist acts. The Terrorism Risk Insurance Program was scheduled to expire on December 31, 2005. However, on December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005 (the “Extension Act”) was enacted, which extended the duration of the Terrorism Risk Insurance Program until December 31, 2007, while expanding the private sector role and reducing the amount of coverage that the U.S. government is required to provide for insured losses under the program.

While the underlying structure of TRIA was left intact, the Extension Act makes some adjustments, including increasing the current insurer deductible from 15% of direct earned premiums to 17.5% for 2006, and to 20% of such premiums in 2007. For losses in excess of the deductible, the federal government still reimburses 90% of the insurer’s loss in 2007. The federal share in the aggregate in any program year may not exceed $100 billion (the insurers will not be liable for any amount that exceeds this cap). Under the Extension Act, losses incurred as a result of an act of terrorism are required to exceed $5.0 million before the program is triggered and compensation is paid under the program, but that amount increases to $50.0 million on April 1, 2006, and to $100.0 million in 2007. As a result, unless we obtain separate coverage for events that do not meet that threshold (which coverage may not be required by the respective loan documents and may not otherwise be obtainable), such events would not be covered. In addition, the recently enacted legislation may subsequently result in increased premiums charged by insurance carriers for terrorism insurance.

In May 2004, we formed a wholly-owned captive insurance company which provides $490 million in coverage against losses due solely to biological, chemical or radioactive contamination arising out of a certified terrorist act. In the event of a covered loss in 2006, we expect our captive insurance company to recover 90% of its losses, less certain deductibles, from the United States government, but it has not reinsured its remaining exposure and may have insufficient capital to fully pay our claim. We will be required to fund the remaining 10% of a covered loss.

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

Occupancy, Average Rentals and Lease Expirations

As of December 31, 2005, 89.4% of the aggregate net rentable square footage in 235 consolidated office buildings was leased. The following table summarizes percent leased and average annualized rent per leased square foot (excluding storage space) for the past five years for our consolidated operating properties:

December 31,	Percent Leased at Year End	Average Annualized Rent/Leased Sq. Ft.[1]	Number of Consolidated Properties
2005	89.4%	$28.14	235
2004	88.2%	27.24	251
2003	87.8%	26.31	259
2002	92.3%	25.91	260
2001	95.3%	25.02	254

[1]	Calculated as total annualized building operating revenue, including tenant reimbursements for operating expenses and excluding parking and storage revenue, divided by the total square feet, excluding storage, in buildings under lease at year end.

The following table is a schedule of our lease expirations for leases in place as of December 31, 2005 for our 235 consolidated operating office buildings, assuming no tenants exercise renewal options:

Year of Lease Expiration	Net Rentable Area Subject to Expiring Leases (sq. ft.)	Annual Base Rent Under Expiring Leases (000’s)	Percent of Total Annual Base Rent Represented by Expiring Leases
2006	2,501,725	$66,405	16.5%
2007	1,767,159	45,826	11.4%
2008	2,226,935	45,619	11.3%
2009	2,805,079	58,410	14.5%
2010	1,807,135	36,947	9.2%
2011	1,324,678	33,378	8.3%
2012	1,200,251	29,124	7.2%
2013	563,205	16,283	4.0%
2014	485,761	9,858	2.4%
2015	587,949	15,451	3.8%
2016 and thereafter	1,142,367	46,141	11.4%

Mortgage Financing

As of December 31, 2005, some of our consolidated operating properties were subject to fixed rate mortgage indebtedness. The total of these mortgages was $240.3 million secured by six of our operating office buildings. Our fixed rate mortgage debt as of December 31, 2005 bore an effective weighted average interest rate of 8.07% and had a weighted average maturity of 3.3 years. The following table details information regarding the mortgage indebtedness for the consolidated operating properties as of December 31, 2005.

Property	Interest Rate	Principal Balance (000’s)	Maturity Date	Annual Debt Service (000’s)	Estimated Balance Due at Maturity (000’s)
Palomar Oaks	8.85%	8,815	4/1/2009	1,025	7,925
1730 Penn/ International Square/1255 23rd St.	8.12%	35,629	4/1/2009	3,584	33,062
1730 Penn/ International Square/1255 23rd St.	8.12%	170,891	4/1/2009	17,190	158,571
South Coast	7.13%	13,823	6/10/2009	1,287	12,660
1775 Penn	7.63%	11,156	9/1/2009	1,020	10,463

Total	8.07%	$240,314		$24,106

For additional information regarding our office properties and their operation, see “Item 1. Business.”

Item 3. Legal Proceedings

We are party to a variety of other legal proceedings arising in the ordinary course of business. All of these matters, taken together, are not expected to have a material adverse impact on us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our units. As of December 31, 2005, there were two holders of record of the units. As of December 31, 2005, there were no options or warrants to purchase any of the units outstanding. As of December 31, 2005, there were no units that were being, or have been, proposed to be publicly offered by us.

Cash flows from operations are an important factor in our ability to sustain our distribution at its current rate. Cash flows from operations was $115.0 million in 2005, down from $179.9 million in 2004 and $185.1 million in 2003. We anticipate that our cash flow from operations will be adversely affected in 2006 due to declining rental rates in certain of our markets with expiring leases, particularly in Northern California, rent abatement features in many of the new leases at our properties and, most significantly, our estimated tenant-related and other capital expenditures associated with new leases. We anticipate that, in order to maintain our expected quarterly distribution, we will be required to fund a shortfall of cash from operations of approximately $75 to $90 million in 2006. In order to satisfy this shortfall, we currently expect to be required to borrow under our line of credit and/or dispose of properties we otherwise would choose not to sell. In addition, our ability to borrow under our line of credit to fund these anticipated levels of tenant and other capital expenditures and to pay our expected distribution may be limited by the terms of our debt covenants.

There can be no assurance that circumstances may not change and as a result of poorer than expected operating results or the inability to obtain financing on favorable terms, or at all, that we will not later reduce our distribution below the current rate. CarrAmerica generally is restricted from paying dividends that would exceed 90% of its funds from operations during any four-quarter period.

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

The following selected financial and operating information should be read in conjunction with Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

(In thousands)	Year Ended December 31,
	2005	2004	2003	2002	2001
Operating Data:
Rental revenue	$448,892	$437,949	$426,474	$425,545	$414,971
Real estate service revenue	23,736	23,328	24,337	24,538	31,037
Income from continuing operations	114,707	57,037	39,351	55,461	37,280
Income and gain from discontinued operations[1]	34,012	36,550	33,586	53,844	41,781
Net income	148,719	93,587	72,937	109,305	79,061
Dividends paid to common unitholders	113,830	108,272	104,293	105,929	114,106

(In thousands)	As of or for the Year Ended December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Real estate, before accumulated depreciation	$3,325,687	$3,338,554	$3,134,072	$3,043,887	$2,920,519
Total assets	3,152,172	3,081,192	2,836,018	2,817,920	2,778,543
Mortgages and notes payable	1,875,706	1,941,130	1,727,648	1,603,949	1,399,230
Minority interest	58,470	65,378	70,456	76,222	83,393
Total partners’ capital	1,074,509	926,971	907,571	997,791	1,177,807

Other Data:
Net cash provided by operating activities	$114,986	$179,935	$185,147	$224,981	$222,231
Net cash (used in) provided by investing activities	(18,322)	(301,567)	(107,611)	(56,928)	99,803
Net cash (used in) provided by financing activities	(85,588)	122,068	(78,475)	(170,972)	(338,581)

[1]	In 2005, 2004, 2003 and 2002, we sold or held for sale operating properties whose operations and gain are classified as discontinued operations for all years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those years. The number of operating office buildings that we owned and were consolidated in the financial statements were 235, 251 and 259 as of December 31, 2005, 2004 and 2003, respectively.

After several years of adverse conditions in the commercial office real estate markets, vacancy rates peaked in the majority of our markets in 2003 and then began to improve. At the end of 2005, vacancy rates in all of our markets were declining due to continuing positive net absorption. As a result of improved office job growth, we believe leasing activity is up significantly, and we believe that market rental rates have stabilized in all of our markets and have improved in many of our markets, including Washington, D.C. and Southern California. We anticipate rental economics will continue to improve in the majority of our markets in 2006.

As a result of the improving market conditions described above, our occupancy in our consolidated portfolio of operating properties increased to 89.4% at December 31, 2005 compared to 88.2% at December 31, 2004 and 87.8% at December 31, 2003. If demand continues to improve in 2006, we expect our occupancy to improve further. Our occupancy improved in 2005 over 2004 due to improving rental markets. Our same store (properties we owned in both years) occupancy was 90.3% at December 31, 2005 compared to 89.4% at December 31, 2004. We earned $3.3 million of lease termination fees in 2005 compared to $7.0 million in 2004. These fees are non-recurring in nature and we cannot determine at this time what termination fees if any, we will generate in 2006.

Not withstanding the improving markets for office space and declining vacancy rates in most of our markets, rental rates on space that was re-leased in 2005 decreased an average of 16.9% as compared to rates under expiring leases. While we believe market rental rates have stabilized and are improving in many of our markets, rental rates on in-place leases in certain markets, particularly in our Northern California market, remain significantly above current market rental rates. We estimate that market rental rates for leased space expiring in 2006 will be, on average, approximately 10%-12% lower than straight-lined rents on expiring leases. We have 2.5 million square feet of space on which leases are currently scheduled to expire in 2006, including 1.0 million square feet of space in Northern California where we expect the largest roll-down of rents on expiring leases.

We are currently marketing or anticipate marketing several properties for sale. There can be no assurance any of these sales will be consummated. We plan to use any proceeds resulting from the sale of any property for the acquisition and development of other properties or for general corporate purposes, including ongoing tenant improvements and the funding of cash flow shortfalls in order to maintain and pay distributions on our common and preferred units and distributions to third party unitholders in certain of our subsidiaries.

We have decided, based on current returns and other market factors, to market for sale the majority of our wholly-owned properties in Chicago and Denver, and we began these efforts in the first quarter of 2006. We intend to reinvest the proceeds from the sale of Chicago and Denver in our other markets where we believe we will recognize a greater return on our invested capital. There can be no assurance that these dispositions will be consummated on favorable terms, if at all. The properties did not meet our criteria to be classified as held for sale for financial reporting purposes as of December 31, 2005. A summary of the net book value of the assets and the operating results of our Chicago and Denver properties as of and for the twelve months ended December 31, 2005 is as follows:

	Amount (In thousands)	% of Portfolio Total
Assets (net book value)	$202,924	6.4%
Rental revenue	33,486	7.5%
Property operating income[1]	18,080	6.2%

[1]	Property operating income is property operations revenue less property operating expenses.

We expect our cash flows from operations will continue at reduced levels in 2006 and tenant improvements and lease incentives are expected to remain at elevated levels as we fund the tenant allowances for four large leases totaling approximately 726,000 square feet and additional expenditures for leasing we expect to complete in 2006. In connection with the four large leases referred to above, we are committed to fund tenant allowances of approximately $29.9 million in 2006. As a result of these executed leases and other projected leasing, we expect that our year end 2006 occupancy will significantly increase from our 2005 year end occupancy of 89.4%. Therefore, to achieve our projected increases in occupancy, we expect to incur significant tenant related costs in 2006.

We anticipate that our cash flow from operations will be adversely affected in 2006 due to declining rental rates in certain of our markets with expiring leases, particularly in Northern California, rent abatement features in many of the new leases at our properties and, most significantly, our estimated tenant-related and other capital expenditures associated with new leases. We anticipate that, in order to maintain our expected quarterly distribution, we will be required to fund a shortfall of cash from operations of approximately $75 to $90 million in 2006. In order to satisfy this shortfall, we currently expect to be required to borrow under our line of credit and/or dispose of properties we otherwise would choose not to sell. Any borrowings under our line of credit to fund these shortfalls would reduce the amount of funds available for other purposes, such as potential acquisitions or capital improvements.

In addition, our ability to borrow under our line of credit to fund these anticipated levels of tenant and other capital expenditures and to pay our expected distribution may be limited by the terms of our debt covenants. During 2006, we expect to approach the limit of our unencumbered leverage ratio which restricts unsecured debt outstanding to no more than 60% of unencumbered assets. As of December 31, 2005, our unencumbered leverage ratio was 56.7%. Our unencumbered leverage ratio is most significantly impacted by the performance of our operating properties and net borrowings required to fund capital expenditures and pay our distribution as a result of insufficient operating cash flow. Incurring additional unsecured debt to acquire additional unencumbered assets does not impact our unencumbered leverage ratio as significantly as incurring additional debt for other purposes. The tangible fair market value of our unencumbered properties is calculated by applying capitalization rates stipulated in our line of credit of 8.5% - 9.0% to current operating income. Therefore, our unencumbered leverage ratio could increase if the operating income of our unencumbered properties decreases. Additionally, the ratio will increase as we acquire properties which have operating income which is lower than 8.5% - 9.0% of the amount invested. The additional debt required to fund our expected shortfall may result in us exceeding this limit.

The competitive acquisition environment has driven acquisition prices in some markets to at or above replacement cost. As a result, we have commenced development on one office property in a joint venture and plan development on other projects. Our plans include a project in Washington, D.C., the redevelopment of a property in Seattle, Washington which we acquired in January 2006 and other possible projects in Seattle, Washington; San Diego, California; Austin, Texas; Dallas, Texas and Salt Lake City, Utah. In addition, we are actively searching for additional land sites in these markets that are suitable for development. If our plans come to fruition and we acquire additional land sites suitable for development, we could incur significant development costs in 2007.

General

During 2005 we completed the following significant transactions:

•	We issued 2,649,000 of common units in connection with CarrAmerica’s issuance of 2,649,000 shares of common stock with net proceeds of approximately $99.5 million.

•	We issued $250.0 million principal amount of 5.50% senior unsecured notes in December 2005 with net proceeds of approximately $247.5 million which were used to pay down amounts outstanding under our unsecured line of credit. The notes mature on December 15, 2010.

•	We retired $100.0 million of senior unsecured notes upon maturity with proceeds from our unsecured line of credit.

•	We acquired eight operating properties (16 buildings) with 1.4 million rentable square feet for approximately $394.1 million.

•	We had a partial sale of one operating property (seven buildings) with 1.0 million rentable square feet to a joint venture in exchange for a 20% interest and cash proceeds of approximately $154.0 million.

•	We disposed of eleven operating properties (32 buildings) generating net proceeds of approximately $419.9 million.

•	We entered into a new joint venture arrangement with institutional investors advised by JPMorgan Asset Management. The joint venture, in which we own a 20% interest, acquired a three building 984,000 rentable square foot property in Addison, Texas for approximately $153.5 million. Our equity investment, net of debt used to finance the acquisition, was $10.4 million in cash.

•	A joint venture in which we own a 30% interest sold two floors of a building. We received cash of $6.5 million from the partial sale and recognized a gain of $1.7 million.

•	A joint venture in which we own a 35% interest sold a building. We received cash of $5.8 million and recognized a gain of $0.8 million on the sale.

•	A joint venture in which we owned a 20% interest disposed of its sole operating property. We realized a gain of approximately $7.7 million, net of $4.0 million of tax, from the sale. We received cash proceeds from the sale of $16.6 million.

During 2004 we completed the following significant transactions:

•	CarrAmerica issued $225.0 million principal amount of 3.625% senior unsecured notes in March 2004 with net proceeds of approximately $222.7 million which were used to pay down amounts outstanding under its unsecured line of credit. The notes mature on April 1, 2009.

•	We entered into a $100.0 million interest rate swap in connection with the issuance of the 3.625% senior unsecured notes which qualifies for fair value hedge accounting.

•	We issued $200.0 million principal amount of 5.125% senior unsecured notes in August 2004 with net proceeds of approximately $197.2 million which were used to pay down amounts outstanding under our unsecured line of credit. The notes mature on September 1, 2011.

•	We retired $150.0 million of senior unsecured notes with proceeds from our unsecured line of credit.

•	We disposed of 14 operating properties (20 buildings) generating net proceeds of approximately $213.0 million.

•	A joint venture in which we own a 50% interest disposed of an operating property generating net proceeds to the joint venture of $41.3 million.

•	We purchased 6 operating properties (12 buildings) with 1.5 million rentable square feet for $449.2 million.

•	We acquired for $14.4 million a 20% interest in a joint venture which purchased operating properties and land.

•	We entered into a three year $500.0 million unsecured revolving credit agreement with JPMorgan Chase Bank as administrative agent for a syndicate of banks.

During 2003, we completed the following significant transactions:

•	We redeemed 322,600 common units in connection with CarrAmerica’s repurchase of 322,600 shares of its common stock for approximately $7.9 million.

•	We redeemed 10.2 million preferred units in connection with CarrAmerica’s redemption of 10.2 million shares of its Series B, C and D Redeemable Preferred Stock for $254.5 million excluding dividends.

•	We disposed of five operating properties and one parcel of land generating net proceeds of approximately $51.9 million.

•	We acquired interests in four operating properties, directly or through joint ventures, for an aggregate investment of $112.4 million, including assumed debt.

•	We issued 8.05 million preferred units in connection with CarrAmerica’s issuance of 8.05 million shares of preferred stock for net proceeds of approximately $194.7 million.

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

We commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, we evaluate whether we or the lessee is the owner, for accounting purposes, of the tenant improvements. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct improvements. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retain legal title to the improvements;

•	the uniqueness of the improvements;

•	the expected economic life of the tenant improvements relative to the length of the lease; and

•	who constructs or directs the construction of the improvements.

The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment. In making that determination we consider all of the above factors. However, no one factor is determinative in reaching a conclusion.

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

We assess the carrying value of our long-lived assets on a regular basis. If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property and related assets, such as tenant improvements, lease commissions and in-place lease intangibles, are written down to estimated fair value and an impairment loss is recognized. If we decide to sell rental properties or land holdings, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property and related assets are written down to estimated fair value less costs to sell and an impairment loss is recognized. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of additional impairment losses which, under applicable accounting guidance, could be substantial. We are currently marketing or anticipate marketing several properties for sale. As a result, we have reduced our estimated holding periods for one of these properties. One property had a book value in excess of the undiscounted cash flows we expect to receive from the operation and sale of the property. We recognized an impairment loss of $3.7 million on this property in the fourth quarter of 2005 in addition to impairment losses on properties that were sold in 2005.

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

The fair value of in-place leases includes the effect of leases with above or below market rents, customer relationship value, where applicable, and the cost of acquiring existing tenants at the date of acquisition. Above market and below market in-place lease values are determined on a lease-by-lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancellable terms of the related leases. The capitalized below market lease values are amortized as an increase to rental revenue over the initial term and any below market renewal periods of the related leases. Capitalized above market lease values are amortized as a decrease to rental revenue over the initial term of the related leases. Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangibles is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the lease commissions avoided by having in-place tenants and the avoided lost operating income for the estimated period required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease early, the unamortized portion of the in-place lease value is charged to expense. Changes in the assumptions used in the allocation of the purchase cost among the acquired assets would affect the timing of recognition of the related revenue and expenses.

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations. Our estimate of the required allowance, which is reviewed by management on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets (i.e., Northern California and the Washington, D.C. metropolitan area).

RESULTS OF OPERATIONS

Property Operating Revenue

Property operating revenue is summarized as follows:

(In millions)	For the year ended December 31,			Variance
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Minimum base rent	$374.8	$364.1	$346.3	$10.7	$17.8
Recoveries from tenants	58.7	55.8	62.0	2.9	(6.2)
Parking and other tenant charges	15.4	18.1	18.2	(2.7)	(0.1)

Occupancy in our consolidated properties by market as of December 31, 2005, 2004 and 2003 was as follows:

	December 31, 2005		December 31, 2004		December 31, 2003
Market	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased
Washington, DC Metro	4,843,957	93.8	4,258,212	97.5	3,710,396	96.6
Chicago	1,221,602	62.7	1,225,117	64.7	1,225,699	69.1
Atlanta	—	—	—	—	1,690,565	81.2
Dallas	467,468	90.7	1,005,655	86.2	1,006,267	80.7
Austin	264,822	90.2	265,901	74.3	432,050	80.9
Denver	899,185	92.3	904,717	92.1	904,717	93.3
Phoenix	—	—	532,506	100.0	532,506	100.0
Portland	275,193	85.8	275,193	81.8	275,193	80.7
Seattle	1,937,049	77.2	1,498,473	77.1	1,498,804	78.7
Salt Lake City	627,255	97.0	628,399	89.5	628,331	86.2
Northern California	5,138,777	92.3	6,323,849	87.1	5,667,632	88.3
Los Angeles	403,567	92.9	660,226	83.1	658,831	94.0
Orange County, CA	781,785	99.1	971,691	94.7	970,255	93.0
San Diego	1,505,425	93.6	1,313,886	93.3	1,191,950	92.0

Total	18,366,085	89.4	19,863,825	88.2	20,393,196	87.8

Minimum Base Rent

Minimum base rent increased $10.7 million (2.9%) in 2005 compared to 2004. The increase in minimum base rent was due primarily to rents from buildings acquired during 2005 and 2004 ($33.2 million) and increased occupancy partially offset by property dispositions where we have continuing involvement ($18.7 million) and lower rental rates for new and renewing tenants. Minimum base rent increased $17.8 million (5.1%) in 2004 compared to 2003. The increase in minimum base rent was due primarily to rents from two buildings acquired in late 2003 and twelve buildings acquired in 2004 ($23.0 million) partially offset by increased vacancies and lower rental rates for new and renewing tenants ($8.9 million).

Our lease rollover by square footage and rent at December 31, 2005 is as follows:

Year of Lease Expiration	Net Rentable Area Subject to Expiring Leases (sq. ft.) (1)	Annual Base Rent Under Expiring Leases (000’s)	Percent of Total Annual Base Rent Represented by Expiring Leases
2006	2,501,725	$66,405	16.5%
2007	1,767,159	45,826	11.4%
2008	2,226,935	45,619	11.3%
2009	2,805,079	58,410	14.5%
2010	1,807,135	36,947	9.2%
2011	1,324,678	33,378	8.3%
2012	1,200,251	29,124	7.2%
2013	563,205	16,283	4.0%
2014	485,761	9,858	2.4%
2015	587,949	15,451	3.8%
2016 and thereafter	1,142,367	46,141	11.4%

[1]	Does not include 2.0 million square feet of vacant space at 12/31/05.

Recoveries from Tenants

Recoveries from tenants increased $2.9 million (5.2%) in 2005 from 2004. The increase in recoveries from tenants is primarily the result of the purchase of buildings in 2005 and 2004 partially offset by property dispositions where we have continuing involvement. Recoveries from tenants decreased $6.2 million (10.0%) in 2004 from 2003. The reduction in recoveries from tenants is primarily the result of higher average vacancies and new base years for new and renewing tenants partially offset by the effects of property acquisitions.

Parking and Other Tenant Charges

Parking and other tenant charges decreased $2.7 million (14.9%) in 2005 from 2004. Lease termination fees were $3.7 million lower in 2005 than 2004, partially offset by higher parking and tenant charges from acquired properties. Parking and other tenant charges decreased $0.1 million (0.5%) in 2004 from 2003. Lease termination fees were $0.6 million higher in 2004 ($7.0 million ) than 2003 ($6.4 million) offset by lower parking and tenant charges. Lease termination fees are paid by a tenant in exchange for our agreement to terminate the lease earlier than the date specified in the lease agreement. Vacancies created as a result of these terminations negatively impact future rents until the space is relet. This increase was offset by lower tenant charges in 2004, primarily because tenant charges for 2003 included a non-recurring fee to restore a tenant’s space ($1.2 million).

Property Expenses

Property expenses are summarized as follows:

	For the year ended December 31,			Variance
(In millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Property operating expenses	$117.0	$113.3	$110.7	$3.7	$2.6
Real estate taxes	40.5	39.2	38.7	1.3	0.5

Property operating expenses increased $3.7 million (3.3%) in 2005 from 2004 due primarily to acquired properties ($6.7 million) and higher operating expenses ($2.7 million) partially offset by property dispositions where we have continuing involvement ($5.8 million). Property operating expenses increased $2.6 million (2.3%) in 2004 from 2003 due primarily to the acquisition of properties ($4.3 million) partially offset by insurance expense reductions as a result of lower premiums for the 2004-2005 renewal period.

Real estate taxes increased $1.3 million (3.2%) in 2005 from 2004 due primarily to property acquisitions ($3.5 million) partially offset by the sale of properties ($2.3 million). Real estate taxes increased $0.5 million (1.3%) in 2004 from 2003 due primarily to property acquisitions ($2.6 million) partially offset by real estate tax refunds, principally in California.

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

	For the year ended December 31,			Variance
(In millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Property operating income	$291.5	$285.4	$277.1	$6.1	$8.3
Property operating income percent	64.9%	65.2%	65.0%

Property operating income increased $6.1 million (2.1%) in 2005 compared to 2004 due primarily to the impact of properties acquired in 2005 and 2004. Property operating income increased $8.3 million (3.0%) in 2004 compared to 2003 due primarily to the impact of properties acquired in late 2003 and 2004 partially offset by the impact of increased vacancies on rental income and recovery revenue. Property operating income as a percentage of property operations revenue was relatively unchanged in 2005, 2004 and 2003 at 64.9%, 65.2% and 65.0%, respectively.

Real Estate Service Revenue

Real estate service revenue, which includes our third party property management services and our development services, increased $0.4 million primarily due to higher development fees as a result of a non-recurring incentive fee payment partially offset by lower leasing fees. Real estate service revenue decreased $1.0 million in 2004 compared to 2003 due primarily to lower development fees ($2.0 million) partially offset by higher leasing fees ($1.0 million). We earned non-recurring development incentive fees of $2.1 million from third parties in 2003.

General and Administrative Expense

General and administrative expenses were flat in 2005 compared to 2004. General and administrative expenses decreased $0.9 million (2.1%) in 2004 from 2003 due primarily to lower compensation costs as a result of personnel reductions.

Depreciation and Amortization

Depreciation and amortization increased $14.0 million (11.7%) in 2005 from 2004 and $8.2 million (7.3%) in 2004 from 2003 due primarily to property acquisitions, including the amortization of related intangible assets.

Interest Expense

Interest expense increased $2.8 million in 2005 from 2004. This increase was due primarily to higher average debt levels ($3.1 million), higher weighted average interest rates ($1.6 million) and lower capitalized interest ($0.4 million) partially offset by lower prepayment penalties on mortgages we repaid ($2.3 million).

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

Other Income

Other income was $10.6 million, $9.4 million and $6.3 million in 2005, 2004 and 2003, respectively. Equity in earnings of unconsolidated entities decreased $3.2 million in 2005 from 2004 primarily due to lower earnings from Carr Office Park, LLC. In 2004, Carr Office Park, LLC received a large settlement payment from a tenant to terminate a development rights agreement. The decrease in equity in earnings in 2005 from 2004 was partially offset by an increase in interest income of $4.4 million due to higher levels of notes receivable outstanding. Equity in earnings of unconsolidated entities decreased $0.3 million in 2004 from 2003. The decrease in equity in earnings in 2004 from 2003 was due primarily to the sale of a property in a joint venture which included a significant debt prepayment penalty ($1.3 million) partially offset by new investments.

Gain on Sale of Properties, Impairment Losses on Real Estate and Discontinued Property Operations

The tables below summarize property sales for 2005, 2004 and 2003:

2005
Property Name	Market	Sale Date	Number of Buildings	Rentable Square Footage	Net Cash Proceeds (000)	Gain Recognized (000)
Alton Deere	Orange County, CA	Mar-05	6	182,561	$31,469	$9,009
CarrAmerica Corporate Center[1]	Northern California	Mar-05	7	1,004,679	153,986	77,454
Westlake Spectrum	Los Angeles, CA	Apr-05	2	108,084	20,641	3,792
Hacienda West	Northern California	Sep-05	2	207,518	37,287	10,902
Phoenix[2]	Phoenix, AZ	Sep-05/Oct-05	4	532,506	75,377	25
Valley Business Park II	Northern California	Dec-05	6	166,928	18,246	3,005
Two Mission	Dallas, TX	Dec-05	1	77,359	6,125	931
Quorum North, Quorum Place, 5000 Quorum[3]	Dallas, TX	Dec-05	3	453,451	34,960	63
2600 W. Olive	Los Angeles, CA	Dec-05	1	145,274	41,814	15,689

[1]	We retained a 20% interest in the property through a joint venture.
[2]	We recognized an impairment loss of $0.9 million on these properties in the second and third quarters of 2005.
[3]	We recognized impairment losses of $5.8 million on these properties in the first and fourth quarters of 2005.

2004
Property Name	Market	Month Sold	Number of Buildings	Rentable Square Footage	Net Proceeds (000)	Gain Recognized (000)
Tower of the Hills[1]	Austin, TX	Mar-04	2	166,149	$10,512	$66
Atlanta Portfolio*	Atlanta, GA	Sep-04	15	1,696,757	191,190	19,804
First Street Technology[2]	Northern California	Dec-04	1	67,582	4,760	—
Valley Business Park I3	Northern California	Dec-04	2	67,785	6,543	—

[1]	We recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003.
[2]	We recognized an impairment loss of $2.2 million on this property in the fourth quarter of 2004.
[3]	We recognized an impairment loss of $0.3 million on this property in the fourth quarter of 2004.
*	15 operating office buildings located in Atlanta, Georgia. The properties were Glenridge, Holcomb Place, Midori, Parkwood, Summit, Spalding Ridge, 2400 Lake Park Dr., 680 Engineering Dr., Embassy Row, Waterford and Forum.

2003
Property Name	Market	Sale Date	Number of Buildings	Square Footage	Net Cash Proceeds (000)	Gain Recognized (000)
Wateridge	San Diego, CA	May-03	1	62,194	$9,277	$3,571
Katella	Los Angeles, CA	Aug-03	1	80,609	10,138	3,627
Pacificare	Los Angeles, CA	Sep-03	1	104,377	14,485	6,380
Lakewood[1]	Atlanta, GA	Sep-03	1	80,816	4,621	48
Century Springs	Atlanta, GA	Nov-03	1	95,206	7,091	310

[1]	We recognized an impairment loss of $2.7 million on this property in the second quarter of 2003.

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are redeployed into other properties or used to fund development operations or to support other corporate needs.

As of December 31, 2005, we had one property under contract for sale, Sunrise Corporate Center in Reston, Virginia, and which met our criteria to be classified as held for sale. We will continue to manage Sunrise Corporate Center after the sale and therefore, its results of operations are included in continuing operations. The sale of Sunrise Corporate Center closed on January 10, 2006 for proceeds of approximately $51.3 million and we recognized a gain of approximately $17.7 million.

In 2005, we disposed of 11 operating properties recognizing gains of $120.9 million, $34.1 million of which is classified as discontinued operations as we have no continuing involvement with Westlake Spectrum, Hacienda, the Phoenix buildings, Valley Business Park II, Two Mission, 2600 W. Olive and the three Quorum buildings after the sale. Prior to the sale of the Phoenix and Quorum buildings, we recognized impairment losses of $6.7 million. On March 31, 2005, we had a partial sale of CarrAmerica Corporate Center to a joint venture in return for a 19% interest in the venture and cash proceeds of approximately $154.0 million. We recognized a gain of $77.4 million on the transaction. We funded $2.7 million of additional capital to this venture increasing our percentage ownership to 20% in the third quarter of 2005. We continue to manage Alton Deere and CarrAmerica Corporate Center under management agreements and the gains on these sales and the operating results of these properties are not classified as discontinued operations due to our continuing involvement. In addition to these sales, there were three sales in joint ventures. In June 2005, a joint venture in which we hold a 35% interest sold an office property. We recognized a gain from this sale of $0.8 million and received cash proceeds of $5.8 million. In January 2005, a joint venture in which we own a 30% interest, sold a condominium interest in a building. We recognized a gain of $1.7 million on this transaction and received cash proceeds of $6.5 million. In October 2005, a joint venture in which we own a 20% interest disposed of its sole operating property. We realized a gain of approximately $7.8 million, net of $4.2 million of tax, from the sale. We received cash proceeds from the sale of $16.6 million. We classify gains related to sales in our joint ventures in continuing operations as part of our gain on sale of properties,

During 2004, we disposed of 12 operating properties (17 buildings) recognizing gains of $19.9 million. We also disposed of two operating properties (3 buildings) on which we recognized impairment losses of $2.5 million. We have no continuing involvement with these properties and, accordingly, the gains on these sales and impairment losses are classified as discontinued operations.

During the fourth quarter of 2004, an unconsolidated entity in which we held an interest sold an office property located in the Washington, D.C. metro area. We recognized a gain from this sale of $20.1 million which is classified as continuing operations. In addition, we reversed a tax provision of $7.5 million related to a property sale in 2000 as a result of the favorable resolution of a tax contingency.

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

The operating results of the properties classified as discontinued operations are summarized as follows:

(In thousands)	2005	2004	2003
Revenues	$22,236	$53,247	$72,143
Property expenses	8,218	18,863	25,518
Depreciation and amortization	7,488	15,180	20,311

Net operations of properties sold	6,530	19,204	26,314
Impairment losses	(6,659)	(2,524)	(3,045)
Gain on sale of properties	34,141	19,870	10,317

Discontinued operations	$34,012	$36,550	$33,586

Number of buildings	19	39	42

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the year ended December 31,			Variance
(In millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Cash provided by operating activities	$115.0	$179.9	$185.1	$(64.9)	$(5.2)
Cash used in investing activities	(18.3)	(301.6)	(107.6)	283.3	(194.0)
Cash (used in) provided by financing activities	(85.6)	122.1	(78.5)	(207.7)	200.6

Operations generated $115.0 million of net cash in 2005 compared to $179.9 million in 2004 and $185.1 million in 2003. The change in cash flow from operating activities was primarily the result of fluctuations in working capital primarily in accounts payable, prepaid expenses and other assets and intangible assets and the factors discussed above in the analysis of operating results.

Our investing activities used net cash of $18.3 million in 2005, $301.6 million in 2004 and $107.6 million in 2003. The change in cash flows from investing activities in 2005 from 2004 was due primarily to decreased property acquisitions and capital expenditures ($48.1 million), lower funding of notes receivable ($18.6 million) and higher proceeds from the sale of properties ($216.1 million). The change in cash flows from investing activities in 2004 from 2003 was due primarily to increased property acquisitions ($376.0 million), and additional funding of notes receivable ($23.2 million). These increases in cash usage were partially offset by increased proceeds from sales of properties ($169.8 million) and increased capital distributions from investments in unconsolidated entities ($22.1 million) and decreased investments in unconsolidated entities ( $13.1 million).

Our financing activities used net cash of $85.6 million in 2005, provided net cash of $122.1 million in 2004 and used net cash of $78.5 million in 2003. The change in cash used in financing activities in 2005 from 2004 was due primarily to lower net borrowings ($279.9 million) and higher distribution payments ($5.0 million) partially offset by the issuance of common units ($79.3 million). The change in cash provided by financing activities in 2004 from 2003 was due primarily to increased net borrowings ($111.2 million) and a decrease in net unit repurchases and issuances ($89.0 million).

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of capital are our real estate operations and our unsecured credit facility. As of December 31, 2005, we had approximately $15.8 million in cash and cash equivalents, $4.5 million of restricted cash and $369.1 million available for borrowing under our unsecured credit facility. We derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

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

During 2006, we expect that we will have significant capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding distributions on our common and preferred units and making distributions to third party unit holders in certain of our subsidiaries;

•	Approximately $105-120 million to invest in our existing portfolio of operating assets, including approximately $83-93 million of tenant-related capital requirements; and

•	Approximately $10-12 million to fund mezzanine loans we have committed to make in connection with two projects for which we are providing development management services.

•	Pre-development funding of projects for which construction may commence in late 2006 or early 2007 and possible acquisition of land sites suitable for development.

We expect to meet our capital requirements using cash generated by our real estate operations, by borrowings on our unsecured credit facility, and from proceeds from the sale of properties. We could also raise additional debt, CarrAmerica could raise equity capital in the public market, or we could fund acquisitions of properties through property-specific mortgage debt.

We believe that we will generate sufficient cash flow from operations and the possible disposition of assets and have access to the capital resources necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations, to pay distributions to CarrAmerica to enable CarrAmerica to pay dividends in accordance with REIT requirements, to acquire additional properties and land, and to pay for construction in progress. However, we anticipate that our cash flow from operations will be adversely affected in 2006 due to declining rental rates in certain of our markets with expiring leases, particularly in Northern California, rent abatement features in many of the new leases at our properties and, most significantly, our estimated tenant-related and other capital expenditures associated with new leases.

We anticipate that, in order to maintain our expected quarterly distribution, we will be required to fund a shortfall of cash from operations of approximately $75 to $90 million in 2006. In order to satisfy this shortfall, we currently expect to be required to borrow under our line of credit and/or dispose of properties we otherwise would choose not to sell. In addition, our ability to borrow under our line of credit to fund these anticipated levels of tenant and other capital expenditures and to pay our expected distribution may be limited by the terms of our debt covenants. If we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, we may not be able to pay the distribution required under the terms of our preferred units or for CarrAmerica to maintain its status as a REIT, make required principal and interest payments, continue our development activities, make strategic acquisitions or make necessary routine capital improvements with respect to our existing portfolio of operating assets. Also, if as a result of general economic downturns, our credit rating is downgraded, rental rates on new leases continue to be significantly lower than expiring leases or our properties do not otherwise perform as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all.

Any of these events could have a material adverse effect on our liquidity, financial condition, results of operations and the trading prices of our and CarrAmerica’s securities. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In most cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We may refinance that debt when it matures, or we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

Real Estate Operations

After several years of adverse conditions in the commercial office real estate markets, vacancy rates peaked in the majority of our markets in 2003 and then began to improve. At the end of 2005, vacancy rates in all of our markets were declining due to continuing positive net absorption. As a result of improved office job growth, we believe leasing activity is up significantly, and we believe that market rental rates have stabilized in all of our markets and have improved in many of our markets including Washington, D.C. and Southern California. We anticipate rental economics will continue to improve in the majority of our markets in 2006.

As a result of the improving market conditions described above our occupancy in the portfolio of operating properties increased to 89.4% at December 31, 2005 compared to 88.2% at December 31, 2004 and 87.8% at December 31, 2003. If demand continues to improve in 2006, we expect our occupancy to improve further. Our occupancy improved in 2005 over 2004 due to improving rental markets. Our same store (properties we owned in both years) occupancy was 90.3% at December 31, 2005 compared to 89.4% at December 31, 2004. We earned $3.3 million of lease termination fees in 2005 compared to $7.0 million in 2004. These fees are non-recurring in nature and we cannot determine at this time what termination fees, if any, we will generate in 2006.

Not withstanding the improving markets for office space and declining vacancy rates in most of our markets, rental rates on space that was re-leased in 2005 decreased an average of 16.9% in comparison to rates that were in effect under expiring leases. While we believe market rental rates have stabilized and are improving in many of our markets, rental rates on in-place leases in certain markets, particularly our Northern California market, remain significantly above current market rental rates. We estimate that market rental rates on leased space expiring in 2006 will be, on average, approximately 10%-12% lower than straight-lined rents on expiring leases. We have 2.5 million square feet of space on which leases are currently scheduled to expire in 2006, including 1.0 million square feet of space in Northern California where we expect the largest roll-down of rents on expiring leases.

We expect our cash flows from operations will continue at reduced levels in 2006 and tenant improvements and lease incentives are expected to remain at elevated levels as we fund the tenant allowances for four large leases totaling approximately 726,000 square feet and additional expenditures for leasing we expect to complete in 2006. In connection with the four large leases referred to above, we are committed to fund tenant allowances of approximately $29.9 million in 2006. As a result of these executed leases and other projected leasing, we expect that our year end 2006 occupancy will significantly increase from our 2005 year end occupancy of 89.4%. Therefore, to achieve our projected increases in occupancy, we expect to incur significant tenant related costs in 2006. In total, we expect to incur $83 - $93 million of tenant related capital which is significantly higher than our historical average.

We have decided, based on current returns and other market factors to market for sale the majority of our wholly-owned properties in Chicago and Denver, and we began these efforts in the first quarter of 2006. We are currently marketing these properties. We intend to reinvest the proceeds from the sale of Chicago and Denver in our other markets where we believe we will recognize a greater return on our invested capital. There can be no assurance that these dispositions will be consummated on favorable terms, if at all. The properties did not meet our criteria to be classified as held for sale for financial reporting purposes as of December 31, 2005. A summary of the net book value of the assets and the operating results of our Chicago and Denver properties as of and for the twelve months ended December 31, 2005 is as follows:

	Amount (In thousands)	% of Total
Assets (net book value)	$202,924	6.4%
Rental revenue	33,486	7.5%
Property operating income[1]	18,080	6.2%

[1]	Property operating income is property operations revenue less property operating expenses.

Debt Financing

We generally use unsecured, corporate-level debt, including senior unsecured notes and our unsecured credit facility, to meet our borrowing needs. As a component of this financing strategy, we continue to unencumber our assets where possible by repaying existing mortgage debt with unsecured debt.

We generally use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes or to protect against the risk, at certain times, that fixed rates may overstate our long-term costs of borrowing if assumed inflation or growth in the economy implicit in higher fixed interest rates do not materialize. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix and either hedge our variable rate debt to give it a fixed interest rate or hedge fixed rate debt to give it a variable interest rate.

We or CarrAmerica have three investment grade ratings. As of December 31, 2005, Fitch Rating Services and Standard & Poors have each assigned their BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to CarrAmerica’s prospective cumulative preferred stock offerings. Moody’s Investor Service has assigned its Baa2 rating with a stable outlook to our prospective senior unsecured debt offerings and its Baa3 rating to CarrAmerica’s prospective cumulative preferred stock offerings. A downgrade in rating by any one of these rating agencies could result from, among other things, a change in our financial position or a downturn in general economic conditions. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing variable rate debt. However, as of December 31, 2005, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating.

Our total debt at December 31, 2005 is summarized as follows:

(In thousands)
Fixed rate mortgages	$240,313
Secured notes payable	3,214
Unsecured credit facility	120,000
Senior unsecured notes	1,525,000

1,888,527
Unamortized discount, swap termination and fair value adjustment, net	(12,821)

$1,875,706

Our fixed rate mortgage debt bore an effective weighted average interest rate of 8.07% at December 31, 2005 and had a weighted average maturity of 3.3 years. We repaid $138.8 million of fixed rate debt in 2005. $120.0 million (6.4%) of our total debt at December 31, 2005 bore a LIBOR-based variable interest rate and $100.0 million (5.3%) of our debt was subject to variable interest rates through interest rate swap agreements. The interest rate on borrowings on our unsecured credit facility at December 31, 2005 was 5.04%.

Our primary external source of liquidity is our credit facility. On June 30, 2004, we entered into a new $500.0 million, three year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. The facility replaced and was used to repay all amounts outstanding under our previous unsecured senior credit facility. We may increase the facility to $700.0 million by our request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at our option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 5.04% as of December 31, 2005. As of December 31, 2005, $120.0 million was drawn on the credit facility, $10.9 million in letters of credit were outstanding, and we had $369.1 million available for borrowing.

Our unsecured credit facility contains financial and other covenants with which we must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense of at least 2 to 1;

•	A minimum ratio of annual EBITDA to fixed charges of at least 1.5 to 1;

•	A maximum ratio of aggregate unsecured debt to tangible fair market value of our unencumbered assets of 60%;

•	A maximum ratio of total secured debt to tangible fair market value of 30%;

•	A maximum ratio of total debt to tangible fair market value of our assets of 60%; and

•	CarrAmerica’s restrictions on its ability to make dividend distributions in excess of 90% of funds from operations or the minimum amount necessary to enable it to maintain its status as a REIT.

As of December 31, 2005, we are in compliance with all of our debt covenants related to our unsecured line of credit, however, our ability to draw on our unsecured facility or incur other significant debt in the future could be restricted by the covenants. During 2006, we may approach the limit of our unencumbered leverage ratio which restricts unsecured debt outstanding to no more than 60% of unencumbered assets. As of December 31, 2005, our unencumbered leverage ratio was 56.7%. Our unencumbered leverage ratio is most significantly impacted by the performance of our operating properties and net borrowings required to fund capital expenditures and pay our distribution as a result of insufficient operating cash flow. Incurring additional unsecured debt to acquire additional unencumbered assets does not impact our unencumbered leverage ratio as significantly as incurring additional debt for other purposes. The tangible fair market value of our unencumbered properties is calculated by applying capitalization rates stipulated in our line of credit of 8.5% - 9.0% to current operating income. Therefore, our unencumbered leverage ratio could increase if the operating income of our unencumbered properties decreases. Additionally, the ratio will increase as we acquire properties which have operating income which is lower than 8.5% - 9.0% of the amount invested. If our unencumbered leverage ratio increases and surpasses 60%, it could impact our business and operations, including our ability to incur additional unsecured debt, draw on our unsecured line of credit, which is our primary source of short term liquidity, acquire leveraged properties or invest in properties through joint ventures. We currently expect to work with our lenders to ensure that we remain in compliance with our covenants.

We have senior unsecured notes outstanding at December 31, 2005 as follows:

(In thousands)	Note Principal	Unamortized Discount	Swap Settlement/ Fair Value Adjustment	Total
7.375% notes due in 2007	$125,000	$(217)	$—	$124,783
5.261% notes due in 2007	50,000	(58)	—	49,942
5.25% notes due in 2007 (1)	175,000	(519)	(1,473)	173,008
3.625% notes due in 2009	225,000	(497)	(4,454)	220,049
6.875% notes due in 2008	100,000	(894)	—	99,106
5.125% notes due in 2011	200,000	(509)	—	199,491
7.125% notes due in 2012	400,000	(3,324)	—	396,676
5.500% notes due in 2010	250,000	(876)	—	249,124

	$1,525,000	$(6,894)	$(5,927)	$1,512,179

(1)	Swap settlement amount is being amortized to interest expense over the remaining life of the notes.

All of the notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries.

Our senior unsecured notes also contain covenants with which we must comply. These include:

•	Limits on our total indebtedness on a consolidated basis;

•	Limits on our secured indebtedness on a consolidated basis;

•	Limits on our required debt service payments; and

•	Compliance with the financial covenants of our credit facility.

We were in compliance with our senior unsecured notes covenants as of December 31, 2005.

We issued $225.0 million principal amount of senior unsecured notes in March 2004 with net proceeds of approximately $222.7 million. The notes bear interest at 3.625% per annum payable semi-annually beginning October 1, 2004. The notes mature on April 1, 2009. We used the proceeds from the notes to pay down our unsecured credit facility.

We issued $250.0 million principal amount of senior unsecured notes in December 2005 with net proceeds of approximately $247.5 million. The notes bear interest at 5.50% per annum payable semi-annually beginning June 15, 2006. The notes mature on December 15, 2010. We used the proceeds from the notes to pay down our unsecured credit facility.

$100.0 million of senior unsecured notes matured on March 1, 2005 and were repaid on that date using borrowings from our unsecured credit facility.

Derivative Financial Instruments

On May 8, 2002, we entered into interest rate swap agreements with JPMorgan Chase Bank and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We received interest at a fixed rate of 7.2% and paid interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps matured at the same time the notes were due. The swaps qualified as fair value hedges for accounting purposes. We recognized reductions in interest expense for 2004 and 2003 of approximately $1.9 million and $4.9 million, respectively, related to the swaps. The notes were repaid upon maturity on July 1, 2004 and the related interest rate swap agreements expired.

On November 20, 2002, in conjunction with the issuance of $175.0 million of our 5.25% senior unsecured notes, we entered into interest rate swap agreements with JPMorgan Chase Bank, Bank of America, N.A. and Goldman, Sachs & Co. Under the terms of these agreements, we received interest at a fixed rate of 5.25% and paid interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps matured at the same time the notes were due. The swaps qualified as fair value hedges for accounting purposes. We recognized an increase in interest expense for 2005 of approximately $14,000 related to the swaps. We recognized reductions in interest expense for 2004 and 2003 of approximately $2.6 million and $4.5 million, respectively, related to the swaps. On April 18, 2005, we terminated these swap agreements by paying approximately $2.0 million. This payment is being amortized to interest expense over the remaining term of the senior unsecured notes which mature November 2007. The effective rate of interest on the notes giving effect to the swap termination is 5.69%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JPMorgan Chase Bank and Bank of America, N.A. We receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of December 31, 2005 and 2004, the fair value of the interest rate swaps were payables of approximately $(4.5) million and $(3.0) million. We recognized an increase in interest expense of $0.9 million in 2005 and a reduction in interest expense for 2004 of approximately $0.6 million related to the swaps. As of December 31, 2005, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 4.56%.

On August 10, 2004, we entered into interest rate lock agreements with a notional amount of $150.0 million with JPMorgan Chase Bank, Goldman Sachs & Co. and Morgan Stanley in anticipation of our $200.0 million senior unsecured bond offering. We settled the interest rate locks on August 20, 2004 and paid $0.6 million to the counterparties. The interest rate locks qualified as cash flow hedges and accordingly, the settlement is being amortized to interest expense over the life of our senior unsecured notes due in 2011. During 2005 and 2004, the impact of the interest rate locks on interest expense was not material.

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

Issuance and Repurchase of Common Stock and Dividends

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

CarrAmerica’s Board of Directors has authorized it to spend up to $400.0 million to repurchase its common stock, preferred stock and debt securities, excluding the common shares repurchased from Security Capital Group Incorporated in November 2001 and its preferred stock redemptions in September 2002, March 2003 and October 2003 which were separately approved. Since the start of this program in mid-2000 through December 31, 2005, CarrAmerica has acquired approximately 10.4 million of its common shares for an aggregate purchase price of approximately $296.9 million. CarrAmerica continues to monitor market conditions and other alternative investments in order to evaluate whether repurchase of its securities is appropriate.

Our distributions to partners are based on available cash and are made at the sole discretion of CarrAmerica, as our General Partner. It is anticipated that our distributions to CarrAmerica will be at least sufficient for it to pay dividends on its common stock at a level that will enable it to maintain its REIT status and avoid any income or excise tax liability. CarrAmerica pays dividends quarterly from distributions by us. The maintenance of these dividends is subject to various factors, including the discretion of CarrAmerica’s Board of Directors, CarrAmerica’s ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of CarrAmerica’s taxable income to be distributed to stockholders. The table below details CarrAmerica’s dividend and distribution payments for 2005 and 2004.

(In thousands)	2005	2004
Preferred stock dividends	$15,092	$15,092
Unit distributions	11,075	11,598
Common stock dividends	113,830	108,272

	$139,997	$134,962

Outstanding as of December 31
Common shares	58,690	54,890
Minority units	5,117	5,323

Cash flows from operations is an important factor in our ability to sustain our distribution at its current rate. We anticipate that our cash flow from operations will be adversely affected in 2006 due to declining rental rates in certain of our markets with expiring leases, particularly in Northern California, rent abatement features in many of the new leases at our properties and, most significantly, our estimated tenant-related and other capital expenditures associated with new leases. We anticipate that, in order to maintain our expected quarterly distribution, we will be required to fund a shortfall of cash from operations of approximately $75 to $90 million in 2006. In order to satisfy this shortfall, we currently expect to be required to borrow under our line of credit and/or dispose of properties we otherwise would choose not to sell. In addition, our ability to borrow under our line of credit to fund these anticipated levels of tenant and other capital expenditures and to pay our expected distribution may be limited by the terms of our debt covenants.

There can be no assurance that circumstances may not change and as a result of poorer than expected operating results or the inability to obtain financing on favorable terms, or at all, that we will not later reduce our distribution below the current rate. CarrAmerica generally is restricted from paying dividends that would exceed 90% of its funds from operations during any four-quarter period. We expect that we will have adequate liquidity through our line of credit and from planned property dispositions to fund our distribution at its current rate.

Capital Commitments

We will require capital for development projects currently underway and in the future. As of December 31, 2005, we had under development approximately 154,000 rentable square feet of office space in a joint venture project in which we own a minority interest. The joint venture project is expected to cost approximately $25.1 million, of which our total investment is expected to be approximately $5.0 million. As of December 31, 2005, approximately $8.1 million, or 32.2%, of total joint venture project costs had been expended. We have financed our investment in the joint venture project under construction at December 31, 2005 primarily from borrowings under our credit facility. We expect that our credit facility and project-specific financing of selected assets will provide the additional funds required to complete existing development projects and to finance the costs of additional projects we may undertake.

Below is a summary of our known contractual obligations as of December 31, 2005:

(In thousands)	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Long-term debt[1]	$1,888,527	$8,113	$1,030,414	$450,000	$400,000
Interest on long-term debt[2]	485,194	121,096	258,598	91,250	14,250
Operating leases - land[3]	646,033	5,467	16,784	10,517	613,265
Operating leases - building[3]	13,890	1,566	4,784	1,833	5,707
Mezzanine loan funding[4]	18,759	10,861	7,898	—	—
Tenant-related capital[5]	38,151	37,823	328	—	—
Service contract[6]	1,105	780	325	—	—
Service contract[7]	1,717	1,212	505	—	—
Estimated development commitments[8]	4,000	4,000	—	—	—

1.	See note 2 of Notes to Consolidated Financial Statements.
2.	Interest payments on long-term debt assumes current credit line borrowings and rates remain at the December 31, 2005 level until maturity.
3.	See note 6 of Notes to Consolidated Financial Statements.
4.	Mezzanine financing commitments for Atlantic Building and Square 320. See note 5 of Notes to Consolidated Financial Statements.
5.	Committed tenant-related capital based on executed leases as of December 31, 2005.
6.	Contract with service provider for voice and data expiring March 2007. The contract includes a cancellation penalty of 35% of remaining service fees.
7.	Contract with service provider for data processing services expiring May 2007. The contract includes a cancellation penalty of 25% of remaining service fees.
8.	Committed development project in a joint venture in which we are a minority interest holder.

We have various standing or renewable contracts with vendors. These contracts are all cancellable with immaterial or no cancellation penalties. Contract terms are generally one year or less. At December 31, 2005, we were committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. We expect that total tenant-related capital improvements, including those already committed, will be approximately $83 million to $93 million in 2006.

Unconsolidated Investments and Joint Ventures

We have investments in real estate joint ventures in which we hold 15%-50% interests. These investments are accounted for using the equity method and therefore the assets and liabilities of the joint ventures are not included in our consolidated financial statements. Most of our real estate joint ventures own and operate office buildings financed by non-recourse debt obligations that are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay this debt and the lenders have no recourse to our other assets. As of December 31, 2005, we guaranteed $30.0 million of debt related to a joint venture, which terminated on January 18, 2006, and have provided completion guarantees related to a joint venture project for which total costs are anticipated to be $168.7 million, of which $152.6 million had been expended to date. We have not funded any amounts under these guarantees and do not expect any funding will be required in the future.

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

In addition to making investments in these ventures, we provide construction management, leasing and property management, development and architectural and other services to them. We earned fees for these services of $11.3 million in 2005, $9.1 million in 2004 and $8.1 million in 2003. Accounts receivable from joint ventures and other affiliates were $4.1 million at December 31, 2005 and $1.8 million at December 31, 2004.

We have a minority ownership interest in a non-real estate operating company, AgilQuest, which we account for using the cost method and in which we invested $2.8 million. We evaluate this investment regularly considering factors such as the company’s progress against its business plan, its operating results and the estimated fair values of its equity securities. Based on these evaluations, we recognized impairment losses of $1.1 million on our investment in AgilQuest in 2003. In the future, additional impairment charges related to our investment may be required.

Off Balance Sheet Arrangements

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The adoption of Interpretation No. 46 in 2003 had no effect on our financial statements as we concluded that we are not required to consolidate any of our unconsolidated real estate ventures that we have accounted for using the equity method. In December 2003, the FASB issued a revised Interpretation No. 46 which modified and clarified various aspects of the original Interpretation. The adoption of the revised Interpretation No. 46 in 2003 also had no effect on our financial statements.

During 2003, we provided mezzanine loans and guaranties to entities for development management projects. The purpose of these entities is to build and own office buildings in Washington, D.C. Our maximum exposure to loss as of December 31, 2005 is $77.2 million, the sum of our notes receivable ($32.6 million) and the maximum exposure under the guaranties ($44.6 million).

In December 2004, we provided mezzanine financing to a third-party joint venture. This joint venture owns property in Texas. Our maximum exposure to loss as of December 31, 2005 is $13.8 million, the balance of our subordinated note receivable.

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

Guarantee Obligations

Our obligations under guarantee agreements at December 31, 2005 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Jan-06	$30,000,000	$—
Loan[2]	Atlantic Building	Mar-07	25,000,000	160,000
Completion[3]	Atlantic Building	Mar-07	35,007,917	250,000
Completion[4]	Shakespeare Theatre	Dec-06	21,731,923	725,000
Loan[5]	10UCP	Nov-06	1,015,000	—
Loan[6]	Square 320	Mar-06	19,570,000	165,000

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guarantee to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee. This guarantee terminated January 18, 2006.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. The third party owns 100% of the property owning entity. We have a security interest in the property owning entity. In the event of default, we can exercise our rights under the loan documents to foreclose on the membership interests of the property owning entity and sell such membership interest to mitigate our exposure under the guarantees.
3.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
4.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender and/or owners. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
5.	Lease-up guarantee to a lender. Funds related to this guarantee are being held in escrow by a joint venture in which we own a minority interest.
6.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. The third party owns 100% of the property owning entity. We have a security interest in the property owning entity. In the event of default, we can exercise our rights under the loan documents to foreclose on the membership interests of the property owning entity and sell such membership interest to mitigate our exposure under the guarantees.

In the normal course of business, we guarantee our performance of services or indemnify third parties against our negligence.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Compensation.” It replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the compensation cost relating to share-based payment transactions be recognized in financial statements. It is required to be applied by us beginning January 1, 2006. We intend to adopt SFAS No. 123(R) using the modified prospective application method which requires, among other things, that we recognize compensation cost for all CarrAmerica’s awards outstanding at January 1, 2006, for which the requisite service has not yet been rendered. Because we have used a fair value based method of accounting for stock-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2003, and do not expect to have significant unvested awards from periods prior to January 1, 2003 outstanding at January 1, 2006, adoption of SFAS No. 123 (R) is not expected to have a material effect on our financial statements.

Emerging Issues Task Force (“EITF”) Issue 04-5, “ Determining Whether a General Partner or the General Partners, as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new and modified arrangements. We will not be required to consolidate any of our current unconsolidated investments and this EITF will not have a material effect on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” The Interpretation requires recognition of an asset and liability with regards to legal obligations associated with the retirement of a tangible long-lived asset, such as the abatement of asbestos. The interpretation is effective for fiscal years ending after December 15, 2005. The effect of the implementation of FASB Interpretation No. 47 was not significant.

Funds from Operations

Funds from Operations (“FFO”) is a widely used measure of operating performance for real estate companies. We provide FFO as a supplement to net income calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). Although FFO is a widely used measure of operating performance for equity REITs, FFO does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. In addition, FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to cash flow from operating activities, determined in accordance with GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the periods presented:

(In thousands)	2005	2004	2003
Net income	$148,719	$93,587	$72,937

Adjustments
Minority interest	9,773	11,670	8,924
FFO allocable to Unitholders	(12,982)	(14,400)	(15,404)
Depreciation and amortization	152,168	143,366	138,433
Minority interests’ (non-Unitholders) share of depreciation, amortization and net income	(998)	(1,064)	(1,219)
Gain on sale of assets	(130,665)	(47,470)	(14,477)

FFO as defined by NAREIT[1]	$166,015	$185,689	$189,194

[1]	FFO as defined by NAREIT for the years ended December 31, 2005, 2004 and 2003, includes impairment losses on real estate of $10.4 million, $ 2.5 million and $7.3 million, respectively.

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

On May 8, 2002, we entered into interest rate swap agreements with JPMorgan Chase Bank and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We received interest at a fixed rate of 7.2% and paid interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps matured at the same time the notes were due. The swaps qualified as fair value hedges for accounting purposes. We recognized reductions in interest expense for 2004 and 2003 of approximately $1.9 million and $4.9 million, respectively, related to the swaps. The notes were repaid upon maturity on July 1, 2004 and the related interest rate swap agreements expired.

On November 20, 2002, in conjunction with the issuance of $175.0 million of our 5.25% senior unsecured notes, we entered into interest rate swap agreements with JPMorgan Chase Bank, Bank of America, N.A. and Goldman, Sachs & Co. Under the terms of these agreements, we received interest at a fixed rate of 5.25% and paid interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps matured at the same time the notes were due. The swaps qualified as fair value hedges for accounting purposes. We recognized an increase in interest expense for 2005 of approximately $14,000 related to the swaps. We recognized reductions in interest expense for 2004 and 2003 of approximately $2.6 million and $4.5 million, respectively, related to the swaps. On April 18, 2005, we terminated these swap agreements by paying approximately $2.0 million. This payment is being amortized to interest expense over the remaining term of the senior unsecured notes which mature November 2007. The effective rate of interest on the notes giving effect to the swap termination is 5.69%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JPMorgan Chase Bank and Bank of America, N.A. We receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of December 31, 2005 and 2004, the fair value of the interest rate swaps were payables of approximately $(4.5) million and $(3.0) million. We recognized an increase in interest expense of $0.9 million in 2005 and a reduction in interest expense for 2004 of approximately $0.6 million related to the swaps. As of December 31, 2005, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 4.56%.

On August 10, 2004, we entered into interest rate lock agreements with a notional amount of $150.0 million with JPMorgan Chase Bank, Goldman Sachs & Co. and Morgan Stanley in anticipation of our $200.0 million senior unsecured bond offering. We settled the interest rate locks on August 20, 2004 and paid $0.6 million to the counterparties. The interest rate locks qualified as cash flow hedges and accordingly, the settlement is being amortized to interest expense over the life of our senior unsecured notes due in 2011. During 2005 and 2004, the impact of the interest rate locks on interest expense was not material.

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

If the market rates of interest on our credit facility change by 10% (or approximately 50 basis points), our annual interest expense would change by approximately $1.4 million. This assumes the amount outstanding under our credit facility remains at $120.0 million, our balance at December 31, 2005. The book value of our credit facility approximates market value at December 31, 2005.

If the market rates of interest on our interest rate swap agreements change by 10% (or approximately 46 basis points), our annual interest expense would change by approximately $0.5 million.

A change in interest rates generally does not impact future earnings and cash flows for fixed-rate debt instruments, except for those senior notes which have been hedged with interest rate swaps. As fixed-rate debt matures, and additional debt is incurred to fund the repayments of maturing loans, future earnings and cash flows may be impacted by changes in interest rates. This impact would be realized in the periods subsequent to debt maturities. The following is a summary of the fixed rate mortgages and senior unsecured debt maturities at December 31, 2005 (in thousands):

2006	$4,900
2007	355,309
2008	105,748
2009	449,357
2010	250,000
2011 & thereafter	600,000

$1,765,314

If we assume the repayments of fixed rate borrowings are made in accordance with the terms and conditions of the respective credit arrangements, a 10 percent change in the market interest rate for the respective fixed rate debt instruments would change the fair market value of our fixed rate debt by approximately $4.8 million. The estimated fair market value of the fixed rate debt instruments and the senior unsecured notes at December 31, 2005 was $274.2 million and $1,554.6 million, respectively.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data included in this Annual Report on Form 10-K are listed in Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation was performed under the supervision and with the participation of CarrAmerica’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2005 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

CarrAmerica’s Management’s Report on Internal Control over Financial Reporting

Please refer to our Report of our Management on Internal Control Over Financial Reporting on page 64 of this Annual Report on Form 10-K.

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

The additional information required for this item is hereby incorporated by reference to the material appearing under the heading “Election of Directors (Proposal 1),” in CarrAmerica’s definitive proxy statement for the annual meeting of its stockholders to be held on April 27, 2006 (the “Proxy Statement”) and to the material appearing in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

This information is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We are capitalized through the issuance of units. CarrAmerica serves as our sole general partner and owns the general partnership interest and substantially all of the common limited partnership interest. CarrAmerica’s wholly owned subsidiary, CarrAmerica OP, LLC, a Delaware limited liability company, owns 1,000 of our common limited partnership units. Together, CarrAmerica and CarrAmerica OP, LLC own a number of our common partnership units equal to the number of shares of common stock of CarrAmerica outstanding as of December 31, 2005. In connection with the UPREIT conversion, we also issued to CarrAmerica 8,050,000 Series E Cumulative Redeemable Preferred Partnership Units with terms that are substantially the same as the economic terms of CarrAmerica’s Series E preferred stock. As of December 31, 2005, no director or executive officer of CarrAmerica beneficially owned any of our common or preferred units.

Item 13. Certain Relationships and Related Transactions

This information is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Certain Relationships and Transactions.”

Item 14. Principal Accountant Fees and Services

This information is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statements Schedules

15(a)(1) Financial Statements

Reference is made to the Index to Financial Statements and Schedules on page 63.

15(a)(2) Financial Statement Schedules

Reference is made to the Index to Financial Statements and Schedules on page 63.

15(a)(3) Exhibits

3.1	Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty Operating Partnership, L.P., dated as of June 30, 2004 (incorporated by reference to Exhibit 10.32 to CarrAmerica’s 2004 Annual Report on Form 10-K)

4.1	Indenture, dated as of July 1, 1997, by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee, Relating to the Company’s 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.1 to CarrAmerica’s 2005 Annual Report on Form 10-K)

4.2	Indenture, dated as of February 23, 1998, by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee, Relating to the Company’s 6.625% Notes due 2005 and 6.875% Notes due 2008 (incorporated by reference to Exhibit 4.2 to CarrAmerica’s 2005 Annual Report on Form 10-K)

4.3	Indenture, dated as of October 1, 1998 by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to CarrAmerica’s 2005 Annual Report on Form 10-K)

4.4	Indenture, dated as of January 11, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., as Guarantor, and U.S. National Association as Trustee (incorporated by reference to Exhibit 4.1 to CarrAmerica’s Current Report on Form 8-K filed on January 11, 2002)

4.5	Articles Supplementary relating to Series E Cumulative Redeemable Preferred Stock of CarrAmerica Realty Corporation (incorporated by reference to Exhibit 4.1 to CarrAmerica’s Current Report on Form 8-K filed on September 23, 2003)

4.6	Indenture (Senior Debt Securities), dated as of June 23, 2004, by and among CarrAmerica Realty Operating Partnership, L.P., as Primary Obligor, CarrAmerica Realty Corporation, as Guarantor, CarrAmerica Realty, L.P., as Guarantor, and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to CarrAmerica’s Registration Statement on Form S-3, No. 333-114049)

4.7	Indenture (Subordinated Debt Securities), dated as of June 23, 2004, by and among CarrAmerica Realty Operating Partnership, L.P., as Primary Obligor, CarrAmerica Realty Corporation, as Guarantor, CarrAmerica Realty, L.P., as Guarantor, and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to CarrAmerica’s Registration Statement on Form S-3, No. 333-114049)

4.8	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to CarrAmerica’s Current Report on Form 8-K filed on July 2, 2004)

4.9	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as Trustee, relating to the 6.625% Notes due 2005 and 6.875% Notes due 2008 (incorporated by reference to Exhibit 4.2 to CarrAmerica’s Current Report on Form 8-K filed on July 2, 2004)

4.10	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as Trustee, relating to the 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.3 to CarrAmerica’s Current Report on Form 8-K filed on July 2, 2004)

10.1	Amended and Restated Agreement of Limited Partnership of Carr Realty Holdings, L.P. dated as of December 31, 2003 (incorporated by reference to Exhibit 10.1 of CarrAmerica’s 2003 Annual Report on Form 10-K)

10.2	1993 Carr Realty Option Plan (incorporated by reference to Exhibit 10.3 of CarrAmerica’s Registration Statement on Form S-11, No. 33-53626)+

10.3	1995 Non-Employee Director Stock Option Plan (incorporated by reference to CarrAmerica’s Registration Statement on Form S-8, No. 33-92136)+

10.4	First Amendment to CarrAmerica Realty Corporation 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.4 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.5	Second Amendment to CarrAmerica Realty Corporation 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.6	1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.6 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.7	First Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.8	Second Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.8 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.9	Third Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.10	Fourth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.10 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.11	Fifth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.11 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.12	Noncompetition and Restriction Agreement by and among The Oliver Carr Company, Oliver T. Carr, Jr., Carr Realty Corporation and Carr Realty, L.P. (incorporated by reference to Exhibit 10.7 of CarrAmerica’s Registration Statement on Form S-11, No. 33-53626)+

10.13	Consolidated, Amended and Restated Promissory Note dated March 19, 1999 from Carr Realty, L.P. to the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.13 to CarrAmerica’s 2005 Annual Report on Form 10-K)

10.14	Consent Agreement dated December 19, 2003 by and between the Northwestern Mutual Life Insurance Company and Capital 50 Associates (incorporated by reference to Exhibit 10.14 to CarrAmerica’s 2003 Annual Report on Form 10-K)

10.15	Consent Agreement dated December 19, 2003 by and between the Northwestern Mutual Life Insurance Company and Carr Realty, L.P. (incorporated by reference to Exhibit 10.15 to CarrAmerica’s 2003 Annual Report on Form 10-K)

10.16	Consolidated, Amended and Restated Deed of Trust and Security Agreement dated March 19, 1999 by and among Carr Realty, L.P., William H. Norton, and the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.16 to CarrAmerica’s 2005 Annual Report on Form 10-K)

10.17	Indemnification and Escrow Agreement by and among FrontLine Capital Group, CarrAmerica Realty Corporation and the other parties named therein dated as of June 1, 2000 (incorporated by reference to Exhibit 10.17 to CarrAmerica’s 2005 Annual Report on Form 10-K)

10.18	Stockholders Agreement among FrontLine Capital Group, HQ Global Workplaces, Inc. and CarrAmerica Realty Corporation dated as of June 1, 2000 (incorporated by reference to Exhibit 10.18 to CarrAmerica’s 2005 Annual Report on Form 10-K)

10.19	Amended and Restated Limited Liability Company Agreement Carr Office Park, L.L.C., dated as of August 15, 2000 (incorporated by reference to Exhibit 10.19 to CarrAmerica’s 2005 Annual Report on Form 10-K)

10.20	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Philip L. Hawkins, dated May 6, 1999 (incorporated by reference to Exhibit 10.20 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.21	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Thomas A. Carr, dated May 6, 1999 (incorporated by reference to Exhibit 10.21 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.22	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Karen B. Dorigan, dated February 6, 2001 (incorporated by reference to Exhibit 10.22 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.23	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Stephen E. Riffee, dated April 1, 2002 (incorporated by reference to Exhibit 10.2 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)+

10.24	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Linda Madrid, dated January 29, 2003 (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)+

10.25	Guaranty of Payment dated June 28, 2001 by CarrAmerica Realty L.P. in favor of Chase Manhattan Bank (incorporated by reference to Exhibit 10.2 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.26	Amended and Restated Revolving Credit Agreement, dated as of June 30, 2004, by and among CarrAmerica Realty Operating Partnership, L.P. as Borrower, CarrAmerica Realty Corporation as Guarantor, CarrAmerica Realty, L.P. as Guarantor, JPMorgan Chase Bank, as Administrative Agent, and other Banks (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Current Report on Form 8-K filed on July 2, 2004).

10.27	Amended and Restated Guaranty of Payment, dated as of June 30, 2004, by CarrAmerica Realty Corporation and CarrAmerica Realty, L.P. in favor of JPMorgan Chase Bank, as Administrative Agent on behalf of the Banks (incorporated by reference to Exhibit 10.2 to CarrAmerica’s Current Report on Form 8-K filed on July 2, 2004)

10.28	Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty Operating Partnership, L.P., dated as of June 30, 2004 (incorporated by reference to CarrAmerica’s Annual Report on Form 10-K, filed on February 25, 2005)

10.29	Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to CarrAmerica’s Current Report on Form 8-K filed on January 26, 2005)+

10.30	Form of Restricted Stock Agreement between the Company and officers, directors and certain employees of the Company (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Current Report on Form 8-K filed on January 26, 2005)+

10.31	Guidelines of Named Executive Officer Compensation Program adopted by the Executive Compensation Committee of the Registrant on January 27, 2005 (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Current Report on Form 8-K filed on February 2, 2005)+

10.32	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to CarrAmerica’s Current Report on Form 8-K filed on January 26, 2005)+

10.33	Form of Deferred Stock Unit Agreement between the Company and officers, directors and certain employees of the Company (incorporated by reference to Exhibit 10.2 to CarrAmerica’s Current Report on Form 8-K filed on January 25, 2005)+

10.34	Form of Stock Option Agreement between the Company and officers, directors and certain employees of the Company (incorporated by reference to Exhibit 10.3 to CarrAmerica’s Current Report on Form 8-K filed on January 25, 2005)+

10.35	Summary of Compensation for Named Executive Officers adopted by the Executive Compensation Committee of the Registrant on January 27, 2005 (incorporated by reference to Exhibit 10.2 to CarrAmerica’s Current Report on Form 8-K filed February 2, 2005)+

10.36	Summary of Director Compensation Arrangements (incorporated by reference to Exhibit 10.40 to CarrAmerica’s Annual Report on Form 10-K, filed on February 25, 2005)+

10.37	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 25, 2005, by and among CarrAmerica Operating Partnership, L.P., CarrAmerica Realty Corporation, as Guarantor, and the other parties named therein (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Current Report on Form 8-K filed on March 4, 2005)

10.38	Formation and Contribution Agreement, dated as of March 31, 2005, by and among RREEF America REIT II Corp. TTT and CarrAmerica Realty Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Current Report on Form 8-K filed on April 6, 2005)

10.39	Eighth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to CarrAmerica’s Current Report on Form 8-K filed on August 2, 2005)+

10.40	Ninth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to CarrAmerica’s Current Report on Form 8-K filed on August 2, 2005)+

10.41	Summary of Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Current Report on Form 8-K filed on August 2, 2005)+

10.42	First Amendment to Amended and Restated Agreement of Limited Partnership of Carr Realty Holdings, L.P., dated as of June 30, 2004 (incorporated by reference to Exhibit 10.42 to CarrAmerica’s 2005 Annual Report on Form 10-K)

21.1	List of Subsidiaries*

23.1	Consent of KPMG LLP, dated March 2, 2006*

24.1	Power of Attorney of Andrew F. Brimmer (incorporated by reference to Exhibit 24.1 to CarrAmerica’s 2005 Annual Report on Form 10-K)

24.2	Power of Attorney of Joan Carter (incorporated by reference to Exhibit 24.2 to CarrAmerica’s 2005 Annual Report on Form 10-K)

24.3	Power of Attorney of K. Dane Brooksher (incorporated by reference to Exhibit 24.3 to CarrAmerica’s 2005 Annual Report on Form 10-K)

24.4	Power of Attorney of Wesley S. Williams, Jr. (incorporated by reference to Exhibit 24.4 to CarrAmerica’s 2005 Annual Report on Form 10-K)

24.5	Power of Attorney of Robert E. Torray (incorporated by reference to Exhibit 24.5 to CarrAmerica’s 2005 Annual Report on Form 10-K)

24.6	Power of Attorney of Bryce Blair (incorporated by reference to Exhibit 24.6 to CarrAmerica’s 2005 Annual Report on Form 10-K)

24.7	Power of Attorney of Patricia Diaz Dennis (incorporated by reference to Exhibit 24.7 to CarrAmerica’s 2005 Annual Report on Form 10-K)

31.1	Rule 13a-14(a) Certification from Mr. Thomas A. Carr, dated March 2, 2006*

31.2	Rule 13a-14(a) Certification from Mr. Stephen E. Riffee, dated March 2, 2006*

32.1	Section 1350 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated March 2, 2006*

*	Filed herewith
+	Denotes a management contract or compensatory plan contract or arrangement

15(b) Exhibits

The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

15(c) Financial Statements

The financial statements required by this item are included in the list set forth in response to Item 15(a)(1).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on March 2, 2006.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P.
a Delaware limited partnership

By:	/s/ THOMAS A. CARR
Thomas A. Carr
Chairman of the Board and Chief
Executive Officer (of CarrAmerica Realty Corporation, the General Partner of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2006.

Signature	Title

/s/ THOMAS A. CARR Thomas A. Carr	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)

/s/ PHILIP L. HAWKINS Philip L. Hawkins	President, Chief Operating Officer and Director

/s/ STEPHEN E. RIFFEE Stephen E. Riffee	Chief Financial Officer (principal financial officer)

/s/ KURT A. HEISTER Kurt A. Heister	Senior Vice President, Controller and Treasurer (principal accounting officer)

* Andrew F. Brimmer	Director

* Joan Carter	Director

* K. Dane Brooksher	Director

* Robert E. Torray	Director

* Wesley S. Williams, Jr.	Director

* Bryce Blair	Director

* Patricia Diaz Dennis	Director

*By:	/s/ STEPHEN E. RIFFEE
Stephen E. Riffee
Attorney-in-fact

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The following Report of Management on Internal Control Over Financial Reporting, Consolidated Financial Statements and Schedules of CarrAmerica Realty Corporation and Subsidiaries and the Reports of Independent Registered Public Accounting Firm thereon are attached hereto:

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULES

Schedule II: Valuation and Qualifying Accounts	96
Schedule III: Real Estate and Accumulated Depreciation	97-99

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

Report of Management on Internal Control Over Financial Reporting

To the Partners of CarrAmerica Realty Operating Partnership, L.P.:

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 22, 2006

Report of Independent Registered Public Accounting Firm

The Partners

CarrAmerica Realty Operating Partnership, L.P.:

We have audited the accompanying consolidated balance sheets of CarrAmerica Realty Operating Partnership, L.P. and subsidiaries (the “Partnership”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules of valuation and qualifying accounts and real estate and accumulated depreciation. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarrAmerica Realty Operating Partnership, L.P. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CarrAmerica Realty Operating Partnership, L.P.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Washington, D.C.

February 22, 2006

Report of Independent Registered Public Accounting Firm

The Partners

CarrAmerica Realty Operating Partnership, L.P.:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that CarrAmerica Realty Operating Partnership, L.P. (the “Parternship”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that CarrAmerica Realty Operating Partnership, L.P. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, CarrAmerica Realty Operating Partnership, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CarrAmerica Realty Operating Partnership, L.P. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, partners’ capital and cash flows and related financial statement schedules for each of the years in the three-year period ended December 31, 2005, and our report dated February 22, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Washington, DC

February 22, 2006

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 2005 and 2004

(In thousands)	2005	2004
Assets
Rental property:
Land	$761,901	$779,482
Buildings	2,045,146	2,064,678
Tenant improvements	469,633	448,515
Furniture, fixtures and equipment	49,007	45,879

	3,325,687	3,338,554
Less: Accumulated depreciation	(755,647)	(750,530)

Total rental property	2,570,040	2,588,024

Land held for development or sale	40,141	41,676
Assets related to property held for sale	33,840	—
Cash and cash equivalents	15,811	4,735
Restricted deposits	4,472	1,364
Accounts and notes receivable, net of allowance for doubtful accounts of $3,134 and $5,920, respectively	61,358	52,438
Investments in unconsolidated entities	130,384	138,127
Accrued straight-line rents	88,162	84,396
Tenant leasing costs, net of accumulated amortization of $67,867 and $64,273, respectively	60,922	53,908
Intangible assets, net of accumulated amortization of $31,594 and $12,962 respectively	124,554	98,354
Prepaid expenses and other assets	22,488	18,170

	$3,152,172	$3,081,192

Liabilities, Minority Interest and Partners’ Capital
Liabilities:
Mortgages and notes payable	$1,875,706	$1,941,130
Accounts payable and accrued expenses	110,953	107,409
Rent received in advance and security deposits	32,534	40,304

Total liabilities	2,019,193	2,088,843

Minority interest	58,470	65,378

Partners’ capital:
Preferred units	201,250	201,250
Common units
General partner	8,729	7,254
Limited partners	864,195	718,182
Accumulated other comprehensive income	335	285

Total partners’ capital	1,074,509	926,971

Commitments and contingencies

	$3,152,172	$3,081,192

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

(In thousands)	2005	2004	2003
Operating revenues:
Rental revenue:
Minimum base rent	$374,827	$364,070	$346,279
Recoveries from tenants	58,667	55,753	61,985
Parking and other tenant charges	15,398	18,126	18,210

Total rental revenue	448,892	437,949	426,474
Real estate service revenue	23,736	23,328	24,337

Total operating revenues	472,628	461,277	450,811

Operating expenses:
Property expenses:
Operating expenses	116,954	113,279	110,718
Real estate taxes	40,487	39,245	38,659
General and administrative	41,878	41,851	42,767
Depreciation and amortization	133,923	119,916	111,699

Total operating expenses	333,242	314,291	303,843

Real estate operating income	139,386	146,986	146,968

Other (expense) income:
Interest expense	(117,743)	(114,978)	(104,492)
Other income	7,086	2,681	1,128
Equity in earnings of unconsolidated entities	3,554	6,760	7,034
Impairment loss on investments	—	—	(1,100)
Obligations under lease guarantees	—	—	(811)

Net other expense	(107,103)	(105,537)	(98,241)

Income from continuing operations before income taxes, minority interest, impairment losses on real estate and gain on sale of properties	32,283	41,449	48,727
Income taxes	(627)	(342)	(402)
Minority interest	(9,773)	(11,670)	(8,924)
Impairment losses on real estate	(3,700)	—	(4,210)
Gain on sale of properties	96,524	27,600	4,160

Income from continuing operations	114,707	57,037	39,351

Discontinued operations	34,012	36,550	33,586

Net income	148,719	93,587	72,937
Less: Distributions on preferred units and issuance costs of redeemed preferred units	(15,885)	(15,885)	(26,532)

Net income available to general and limited partners	$132,834	$77,702	$46,405

Net income attributable to general partner	$1,328	$777	$464

Net income attributable to limited partner	$131,506	$76,925	$45,941

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Partners’ Capital for the Years Ended December 31, 2005, 2004 and 2003

				Common Units		Accumulated Other Comprehensive Income
(In thousands, except unit amounts)	Preferred Units	Common Units	Preferred Units	General Partner	Limited Partners		Total
Balance at December 31, 2002	3,622,589	51,835,647	$254,518	$7,433	$735,840	$—	$997,791
Net income	—	—	26,532	464	45,941	—	72,937
Repurchase of common units	—	(322,600)	—	(79)	(7,781)	—	(7,860)
Repurchase of preferred units	(3,622,589)	—	(254,518)			—	(254,518)
Issuance of common units	—	1,367,906	—	273	26,947	—	27,220
Issuance of Series E Redeemable
Preferred units	8,050,000	—	201,250	(66)	(6,520)	—	194,664
Distributions	—	—	(26,532)	(962)	(95,169)	—	(122,663)

Balance at December 31, 2003	8,050,000	52,880,953	201,250	7,063	699,258	—	907,571
Net income	—	—	15,885	777	76,925	—	93,587
Unrealized gains on securities	—	—	—	—	—	285	285

Comprehensive income							93,872

Issuance of common units	—	2,002,152	—	471	46,587	—	47,058
Minority units redemptions and exchanges	—	7,256	—	16	1,689	—	1,705
Distributions	—	—	(15,885)	(1,073)	(106,277)	—	(123,235)

Balance at December 31, 2004	8,050,000	54,890,361	201,250	7,254	718,182	285	926,971
Net income			15,885	1,328	131,506	—	148,719
Unrealized gains on securities						50	50

Comprehensive income							148,769

Issuance of common units	—	3,790,017	—	1,287	127,429	—	128,716
Minority units redemptions and exchanges	—	9,754	—	(10)	(1,010)	—	(1,020)
Distributions	—	—	(15,885)	(1,130)	(111,912)	—	(128,927)

Balance at December 31, 2005	8,050,000	58,690,132	$201,250	$8,729	$864,195	$335	$1,074,509

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the Years Ended 2005, 2004 and 2003

(In thousands)	2005	2004	2003
Cash flows from operating activities:
Net income	$148,719	$93,587	$72,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,412	135,095	132,995
Minority interest	9,773	11,670	8,924
Gain on sale of properties	(96,524)	(27,600)	(4,160)
Gain on sale of discontinued operations	(34,141)	(19,870)	(10,317)
(Gain) loss on sale of residential property	(375)	(326)	171
Impairment losses on real estate	10,359	2,524	7,255
Impairment losses on investments	—	—	1,100
Obligations under lease guarantees	—	—	811
Equity in earnings of unconsolidated entities	(3,554)	(6,760)	(7,034)
Operating distributions from unconsolidated entities	7,295	5,705	12,024
Lease intangible amortization	10,304	(175)	(1,029)
Amortization of deferred financing costs	4,634	5,083	5,473
Provision for uncollectible accounts	(713)	1,552	2,608
Stock-based compensation	5,634	4,138	3,548
Other	2,824	(1,688)	(5,101)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(896)	3,239	7,905
Increase in accrued straight-line rents	(13,405)	(6,149)	(8,877)
Additions to tenant leasing costs	(17,006)	(14,538)	(19,434)
Increase in intangible assets	(23,909)	(5,014)	(580)
Increase in prepaid expenses and other assets	(7,955)	(1,364)	(8,223)
Decrease in accounts payable and accrued expenses	(17,030)	(4,961)	(4,768)
(Decrease) increase in rent received in advance and security deposits	(10,460)	5,787	(1,081)

Total adjustments	(33,733)	86,348	112,210

Net cash provided by operating activities	114,986	179,935	185,147

Cash flows from investing activities:
Rental property additions	(13,380)	(10,516)	(17,033)
Additions to tenant improvements	(53,802)	(48,327)	(33,279)
Additions to land held for development or sale and construction in progress	(2,445)	(3,656)	(16,448)
Rental property acquisitions	(393,912)	(449,170)	(73,133)
Payments on notes receivable	6,448	—	64
Issuance of notes receivable	(12,615)	(31,230)	(8,009)
Distributions from unconsolidated entities	23,709	24,741	2,634
Contributions to unconsolidated entities	(16,073)	(15,294)	(28,353)
Acquisition of minority interest	(6,559)	(5,392)	(2,330)
Decrease in restricted deposits	(828)	1,185	1,956
Proceeds from sales of rental properties	449,472	233,365	52,156
Proceeds from sale of residential property	1,663	2,727	14,164

Net cash used in investing activities	(18,322)	(301,567)	(107,611)

Cash flows from financing activities:
Repurchase of common units	—	—	(7,858)
Repurchase and redemption of preferred units	—	—	(254,518)
Proceeds from the issuance of preferred units	—	—	194,664
Proceeds from the issuance of common units	122,757	43,449	22,170
Proceeds from the issuance of unsecured notes	247,470	419,967	—
Termination of interest rate swap agreement	(1,996)	—	—
Repayment of unsecured notes	(100,000)	(150,000)	—
Net (repayments) borrowings on unsecured credit facility	(175,000)	51,500	155,500
Repayments of mortgages and notes payable	(38,822)	(107,886)	(56,365)
Proceeds from mortgages	—	—	3,216
Distributions to unitholders and distributions to minority interests	(139,997)	(134,962)	(135,284)

Net cash (used in) provided by financing activities	(85,588)	122,068	(78,475)

Increase (decrease) in cash and cash equivalents	11,076	436	(939)
Cash and cash equivalents, beginning of the period	4,735	4,299	5,238

Cash and cash equivalents, end of the period	$15,811	$4,735	$4,299

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $76, $457 and $1,696, respectively)	$119,102	$112,088	$104,582

Cash paid (refunds) for income taxes	$4,787	$(54)	$10

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

We are managed by CarrAmerica as our sole general partner. As general partner, CarrAmerica generally has exclusive power under the partnership agreement to manage and conduct our business, subject to certain limited approval and voting rights of the other limited partners. CarrAmerica and its wholly owned subsidiary, CarrAmerica OP, LLC, a Delaware limited liability company, also own units of common limited partnership interest in us. The number of common units outstanding is at all times equal to the number of shares of common stock of CarrAmerica outstanding (58,690,132 at December 31, 2005). CarrAmerica and CarrAmerica OP, LLC owned 100% of our outstanding common units at December 31, 2005. In connection with the UPREIT conversion, we also issued to CarrAmerica 8,050,000 Series E Cumulative Redeemable Preferred Partnership Units with terms that are substantially the same as the economic terms of CarrAmerica’s Series E preferred stock. These preferred units represented 100% of our outstanding preferred units at December 31, 2005.

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

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The fair value of in-place leases includes the effect of leases with above or below market rents, customer relationship value, where applicable, and the cost of acquiring existing tenants at the date of acquisition. Above market and below market in-place lease values are determined on a lease-by-lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancellable terms of the related leases. The capitalized below market lease values are amortized as an increase to rental revenue over the initial term and any below market renewal periods of the related leases. Capitalized above market lease values are amortized as a decrease to rental revenue over the initial term of the related leases. Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangibles is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the lease commissions avoided by having in-place tenants and the avoided lost operating income for the estimated period required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease early, the unamortized portion of the in-place lease value is charged to expense. Changes in the assumptions used in the allocation of the purchase cost among the acquired assets would affect the timing of recognition of the related revenue and expenses.

(e) Geographic Concentration

As of December 31, 2005, we owned greater than 50% interests in and consolidated 235 operating office buildings located in the United States. The following table summarizes the number of buildings, the rentable square footage and the percentage of property operating income by market.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Market	Number of Buildings	Rentable Square Footage	Percent of Property Operating Income[1] for the Year Ended 12/31/05
Northern California	73	5,138,777	31.8
Washington, D.C. Metro	26	4,843,957	35.7
Seattle	37	1,937,049	5.6
San Diego	28	1,505,425	9.3
Chicago	7	1,221,602	2.7
Denver	9	899,185	2.8
Orange County, CA	16	781,785	3.6
Salt Lake City	11	627,255	2.4
Dallas	5	467,468	2.0
Los Angeles	13	403,567	2.2
Portland	6	275,193	1.0
Austin	4	264,822	0.9

	235	18,366,085	100.0

[1]	Property operating income is property operations revenue less property operating expenses.
(Does not include properties sold in 2005)

(f) Tenant Leasing Costs

We defer fees and initial direct costs incurred in the negotiation of completed leases. They are amortized on a straight-line basis over the term of the lease to which they apply.

(g) Deferred Financing Costs

We defer fees and costs incurred to obtain financing. They are amortized using the straight-line method, which approximates the effective interest method over the term of the loan to which they apply.

(h) Fair Values of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate their fair values because of their short-term maturities. The carrying amount of notes receivable approximate their fair values. Fair value information relating to mortgages and notes payable is provided in note 2.

(i) Revenue Recognition

We commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, we evaluate whether we or the lessee is the owner, for accounting purposes, of the tenant improvements. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct improvements. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retain legal title to the improvements;

•	the uniqueness of the improvements;

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•	the expected economic life of the tenant improvements relative to the length of the lease; and

•	who constructs or directs the construction of the improvements.

The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment. In making that determination we consider all of the above factors. However, no one factor is determinative in reaching a conclusion.

If a lease provides for rent based on the resolution of contingencies, such as meeting a level of sales by the tenant, we defer rent associated with rental contingencies until the resolution of the contingency.

We recognize lease termination fees on the termination date or over the shortened remaining term of the lease. We recognized lease termination fees of $3.3 million, $7.0 million and $6.4 million in 2005, 2004 and 2003, respectively. These fees are included in parking and other tenant charges in the Statements of Operations.

We recognize revenue for services on properties we manage, lease or develop for unconsolidated entities or third parties when the services are performed. Revenue for development and leasing services to affiliates is reduced to eliminate profit to the extent of our ownership interest.

We provide for potentially uncollectible accounts and notes receivable and accrued straight-line rents based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. During 2005, 2004 and 2003, we recognized bad debt (recovery) expense of $(0.7) million, $1.6 million and $2.6 million, respectively.

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

The aggregate cost of land and depreciable property, net of accumulated tax depreciation, for federal income tax purposes as of December 31, 2005 and 2004 was approximately $2.8 billion and $2.7 billion, respectively.

We incurred current federal and state income and franchise taxes of approximately $4.8 million, $0.3 million and $0.4 million in 2005, 2004 and 2003, respectively.

Deferred income taxes of our TRSs are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases and for their operating loss and interest deduction carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. The components of deferred income taxes are summarized as follows:

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)	December 31, 2005	December 31, 2004
Rental property	$(52)	$186
Net operating loss carryforwards	7,701	6,939
Interest deduction carrryforwards	3,589	3,064
Intangibles/investments	2	398
Accrued compensation	820	511
Allowance for doubtful accounts	48	83
Other	113	1

Deferred tax assets	12,221	11,182
Less: Valuation allowance	(12,221)	(11,162)

Net deferred tax assets	$—	$20

Realization of deferred tax assets related to the net operating loss and interest deduction carryforwards of our TRSs is primarily dependent on future earnings. Based on our TRS’s history of operating losses and because we have no tax-planning strategies to utilize net operating loss and interest deduction carryforwards, and no contemplated transactions to generate significant future operating profits, we have concluded that it is more likely than not that these deferred tax assets will not be realized. Accordingly, as of December 31, 2005 and 2004, we had a valuation allowance for substantially all of the net deferred tax assets of our TRSs. As of December 31, 2005, our TRSs had net operating loss carryforwards available for federal income tax purposes of approximately $19 million, which expire at various dates between 2009 and 2025.

Reconciliation of Net Income to Estimated Taxable Income (Unaudited)

Earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the estimated useful lives and methods used to compute depreciation of rental property, in the carrying value (basis) of investments in properties and unconsolidated entities and in the timing of recognition of certain revenues and expenses for tax and financial reporting purposes. The following table reconciles our net income to estimated taxable income:

(In thousands)	2005	2004	2003
Net income	$148,719	$93,587	$72,937
Depreciation/amortization timing differences on real estate	61,841	35,514	36,266
Straight-line rent adjustments	(14,098)	236	(7,280)
Earnings adjustment on consolidated and unconsolidated entities	1,681	6,015	7,227
Rents received in advance	(8,979)	2,514	(217)
Bad debts	(3,404)	(949)	(94)
Difference between book and tax gain on sales of real estate	(65,408)	(47,470)	(7,010)
Compensation expense	(1,803)	(3,185)	(6,075)
Interest deduction carryforward	—	(14,478)	—
Purchase accounting rent adjustment	7,877	(71)	—
Other	(1,537)	2,189	(4,215)

Estimated taxable income	$124,889	$73,902	$91,539

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

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(m) Stock/Unit Compensation Plans

CarrAmerica has several equity-based compensation plans and is reimbursed by us for the compensation cost incurred under these plans. Through 2002, we applied the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our stock/unit compensation plans. Under this method, we recorded compensation expense for awards of stock, options or units to employees only if the market price of the unit or stock on the grant date exceeded the amount the employee was required to pay to acquire the unit or stock. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the fair value based method of accounting for stock-based compensation costs. We elected to use the prospective method of transition to the fair value method provided in SFAS No. 148 and, accordingly, the method is being applied for all employee stock compensation awards granted, modified or settled on or after January 1, 2003.

The following table summarizes pro forma effects on net income if the fair value method had been used to account for all stock-based compensation awards made between 1995 and 2002.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)	2005	2004	2003
Net income as reported	$148,719	$93,587	$72,937
Stock-based compensation cost from stock option plans included in net income	152	152	150
Stock-based compensation cost from restricted stock plan included in net income	5,482	3,986	3,398
Fair value of stock-based compensation	(6,291)	(4,942)	(5,830)

Pro forma net income	$148,062	$92,783	$70,655

The per share weighted-average fair values of stock options granted during 2003 was $1.78 on the date of grant. No stock options were granted in 2004 or 2005. These values were determined using the Black-Scholes option-pricing model and the following assumptions:

	Expected Dividend Yield	Risk Free Interest Rate	Expected Stock Volatility	Expected Option Life in Years
2003	7.33%	3.42%	20.86%	7.00

Additional information concerning stock/unit compensation plans is presented in note 9.

(n) New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Compensation.” It replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the compensation cost relating to share-based payment transactions be recognized in financial statements. It is required to be applied by us beginning January 1, 2006. We intend to adopt SFAS No. 123(R) using the modified prospective application method which requires, among other things, that we recognize compensation cost for all CarrAmerica awards outstanding at January 1, 2006, for which the requisite service has not yet been rendered. Because we have used a fair value based method of accounting for stock-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2003, and do not expect to have significant unvested awards from periods prior to January 1, 2003 outstanding at January 1, 2006, adoption of SFAS No. 123 (R) is not expected to have a material effect on our financial statements.

Emerging Issues Task Force (“EITF”) Issue 04-5, “ Determining Whether a General Partner or the General Partners, as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new and modified arrangements. We will not be required to consolidate any of our current unconsolidated investments and this EITF will not have a material effect on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” The Interpretation requires recognition of an asset and liability with regards to legal obligations associated with the retirement of a tangible long-lived asset, such as the abatement of asbestos. The interpretation is effective for fiscal years ending after December 15, 2005. The effect of the implementation of FASB Interpretation No. 47 was not significant.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(o) Reclassifications

Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

(2) Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	December 31, 2005	December 31, 2004
Fixed rate mortgages	$240,313	$262,930
Notes payable	3,214	19,228
Unsecured credit facility	120,000	295,000
Senior unsecured notes	1,525,000	1,375,000

	1,888,527	1,952,158

Unamortized discount, swap settlement and fair value adjustment, net	(12,821)	(11,028)

	$1,875,706	$1,941,130

Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. The mortgages payable outstanding at December 31, 2005 mature in 2009. The weighted average interest rate of mortgages payable was 8.07% at December 31, 2005 and 7.94% at December 31, 2004. The net book value of properties pledged as collateral for mortgages payable was $216.3 million and $240.4 million and as of December 31, 2005 and 2004, respectively.

Our primary external source of liquidity is our credit facility. On June 30, 2004, we entered into a new $500.0 million, three year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. The facility replaced and was used to repay all amounts outstanding under our previous unsecured senior credit facility. We may increase the facility to $700.0 million by our request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at our option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 5.04% as of December 31, 2005. As of December 31, 2005, $120.0 million was drawn on the credit facility, $10.9 million in letters of credit were outstanding, and we had $369.1 million available for borrowing.

Our unsecured credit facility contains financial and other covenants with which we must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense of at least 2 to 1;

•	A minimum ratio of annual EBITDA to fixed charges of at least 1.5 to 1;

•	A maximum ratio of aggregate unsecured debt to tangible fair market value of our unencumbered assets of 60%;

•	A maximum ratio of total secured debt to tangible fair market value of 30%;

•	A maximum ratio of total debt to tangible fair market value of our assets of 60%; and

•	Restrictions on CarrAmerica’s ability to make dividend distributions in excess of 90% of funds from operations or the minimum amount necessary to enable CarrAmeria to maintain its status as a REIT.

As of December 31, 2005, we are in compliance with all of our debt covenants related to our unsecured line of credit, however, our ability to draw on our unsecured facility or incur other significant debt in the future could be restricted by the covenants. During 2006, we may approach the limit of our unencumbered leverage ratio which restricts unsecured debt outstanding to no more than 60% of unencumbered assets. As of December 31, 2005, our unencumbered leverage ratio was 56.7%. Our unencumbered leverage ratio is most significantly impacted by the performance of our operating properties and net borrowings required to fund capital expenditures and pay our distribution as a result of insufficient operating cash flow. Incurring additional unsecured debt to acquire additional unencumbered assets does not impact our unencumbered leverage ratio as significantly as incurring additional debt for other purposes. The tangible fair market value of our unencumbered properties is calculated by applying capitalization rates stipulated in our line of credit of 8.5% - 9.0% to current operating income. Therefore, our

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

unencumbered leverage ratio could increase if the operating income of our unencumbered properties decreases. Additionally, the ratio will increase as we acquire properties which have operating income which is lower than 8.5% - 9.0% of the amount invested. If our unencumbered leverage ratio increases and surpasses 60%, it could impact our business and operations, including our ability to incur additional unsecured debt, draw on our unsecured line of credit, which is our primary source of short term liquidity, acquire leveraged properties or invest in properties through joint ventures. We currently expect to work with our lenders to ensure that we remain in compliance with our covenants.

We have senior unsecured notes outstanding at December 31, 2005 as follows:

(In thousands)	Note Principal	Unamortized Discount	Swap Settlement/ Fair Value Adjustment	Total
7.375% notes due in 2007	$125,000	$(217)	$—	$124,783
5.261% notes due in 2007	50,000	(58)	—	49,942
5.25% notes due in 2007 (1)	175,000	(519)	(1,473)	173,008
3.625% notes due in 2009	225,000	(497)	(4,454)	220,049
6.875% notes due in 2008	100,000	(894)	—	99,106
5.125% notes due in 2011	200,000	(509)	—	199,491
7.125% notes due in 2012	400,000	(3,324)	—	396,676
5.500% notes due in 2010	250,000	(876)	—	249,124

	$1,525,000	$(6,894)	$(5,927)	$1,512,179

(1)	Swap settlement amount is being amortized to interest expense over the remaining life of the notes.

We have senior unsecured notes outstanding at December 31, 2004 as follows:

(In thousands)	Note Principal	Unamortized Discount	Fair Value Adjustment	Total
6.625% notes due in 2005	$100,000	$(104)	$—	$99,896
7.375% notes due in 2007	125,000	(362)	—	124,638
5.261% notes due in 2007	50,000	(88)	—	49,912
5.25% notes due in 2007	175,000	(789)	(290)	173,921
3.625% notes due in 2009	225,000	(650)	(2,962)	221,388
6.875% notes due in 2008	100,000	(1,308)	—	98,692
5.125% notes due in 2011	200,000	(600)	—	199,400
7.125% notes due in 2012	400,000	(3,875)	—	396,125

	$1,375,000	$(7,776)	$(3,252)	$1,363,972

All of the notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries and our notes issued since August 2004 are also guaranteed by CarrAmerica.

Our senior unsecured notes also contain covenants with which we must comply. These include:

•	Limits on our total indebtedness on a consolidated basis;

•	Limits on our secured indebtedness on a consolidated basis;

•	Limits on our required debt service payments; and

•	Compliance with the financial covenants of our credit facility.

We were in compliance with our senior unsecured notes covenants as of December 31, 2005.

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

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We issued $250.0 million principal amount of senior unsecured notes in December 2005 with net proceeds of approximately $247.5 million. The notes bear interest at 5.50% per annum payable semi-annually beginning June 15, 2006. The notes mature on December 15, 2010. We used the proceeds from the notes to pay down our unsecured credit facility.

$100.0 million of senior unsecured notes matured on March 1, 2005 and were repaid on that date using borrowings from our unsecured credit facility.

Debt maturities (in thousands) as of December 31, 2005 are summarized as follows:

2006	$8,113
2007	475,309
2008	105,748
2009	449,357
2010	250,000
2011 & thereafter	600,000

$1,888,527

Restricted deposits consist primarily of escrow deposits. These deposits are required by lenders to be used for future building renovations or tenant improvements or as collateral for letters of credit.

The estimated fair value of our mortgages and notes payable at December 31, 2005 and 2004 was approximately $259.3 million and $313.9 million, respectively. The estimated fair value is based on the borrowing rates available to us for fixed rate mortgages payable with similar terms and average maturities. The fair value of the unsecured credit facility at December 31, 2005 and 2004 approximates book value. The estimated fair value of our senior unsecured notes at December 31, 2005 and 2004 was approximately $1,554.6 million and $1,444.7 million, respectively. The estimated fair value is based on the borrowing rates available to us for debt with similar terms and maturities.

(3) Derivative Financial Instruments

On May 8, 2002, we entered into interest rate swap agreements with JPMorgan Chase Bank and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We received interest at a fixed rate of 7.2% and paid interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps matured at the same time the notes were due. The swaps qualified as fair value hedges for accounting purposes. We recognized reductions in interest expense for 2004 and 2003 of approximately $1.9 million and $4.9 million, respectively, related to the swaps. The notes were repaid upon maturity on July 1, 2004 and the related interest rate swap agreements expired.

On November 20, 2002, in conjunction with the issuance of $175.0 million of our 5.25% senior unsecured notes, we entered into interest rate swap agreements with JPMorgan Chase Bank, Bank of America, N.A. and Goldman, Sachs & Co. Under the terms of these agreements, we received interest at a fixed rate of 5.25% and paid interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps matured at the same time the notes were due. The swaps qualified as fair value hedges for accounting purposes. We recognized an increase in interest expense for 2005 of approximately $14,000 related to the swaps. We recognized reductions in interest expense for 2004 and 2003 of approximately $2.6 million and $4.5 million, respectively, related to the swaps. On April 18, 2005, we terminated these swap agreements by paying approximately $2.0 million. This payment is being amortized to interest expense over the remaining term of the senior unsecured notes which mature November 2007. The effective rate of interest on the notes giving effect to the swap termination is 5.69%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JPMorgan Chase Bank and Bank of America, N.A. We receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

hedges for accounting purposes. As of December 31, 2005 and 2004, the fair value of the interest rate swaps were payables of approximately $(4.5) million and $(3.0) million. We recognized an increase in interest expense of $0.9 million in 2005 and a reduction in interest expense for 2004 of approximately $0.6 million related to the swaps. As of December 31, 2005, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 4.56%.

On August 10, 2004, we entered into interest rate lock agreements with a notional amount of $150.0 million with JPMorgan Chase Bank, Goldman Sachs & Co. and Morgan Stanley in anticipation of our $200.0 million senior unsecured bond offering. We settled the interest rate locks on August 20, 2004 and paid $0.6 million to the counterparties. The interest rate locks qualified as cash flow hedges and accordingly, the settlement is being amortized to interest expense over the life of our senior unsecured notes due in 2011. During 2005 and 2004, the impact of the interest rate locks on interest expense was not material.

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

(4) Minority Interest

At the time CarrAmerica was incorporated and our majority-owned subsidiary, Carr Realty Holdings, L.P. was formed, those who contributed interests in properties to Carr Realty Holdings, L.P. had the right to elect to receive either CarrAmerica common stock or units of limited partnership interest in Carr Realty Holdings, L.P. In addition, we have acquired assets since our formation by issuing distribution paying units and non-distribution paying units of Carr Realty Holdings, L.P. and CarrAmerica Realty, L.P. (collectively referred to as Unitholders). The non-distribution paying units cannot receive any distributions until they automatically convert into distribution paying units in the future. During 2003, 89,364 non-distribution paying units, respectively, were converted to distribution paying units. A distribution paying unit, subject to restrictions, may be redeemed at any time for either one share of CarrAmerica’s common stock, or at our option, cash equal to the fair market value of a share of CarrAmerica’s common stock at the redemption date. During 2005, 2004 and 2003, 9,754, 148,322 and 16,125 distribution paying units, respectively, of Carr Realty Holdings, L.P. were redeemed for cash or CarrAmerica’s common stock. During 2005, 2004 and 2003, 197,397, 122,608 and 57,885 units, respectively, of CarrAmerica Realty, L.P. were redeemed for cash or CarrAmerica’s common stock. Minority interest in the financial statements relates primarily to Unitholders in these partnerships.

We also consolidated two joint ventures in which there are minority ownership interests of 25.0% and 10.3%. These minority holders receive distributions directly from the joint ventures and have no rights with regards to converting their interests in the joint ventures to CarrAmerica’s common stock.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the outstanding shares of CarrAmerica’s common stock and outstanding units of Carr Realty Holdings, L.P. and CarrAmerica Realty, L.P.:

(In thousands)	Common Stock Outstanding	Distribution Paying Units Outstanding	Non-Distribution Paying Units Outstanding
As of December 31,
2005	58,690	5,117	—
2004	54,890	5,323	—
2003	52,881	5,606	—

Weighted average for:
2005	56,633	5,183	—
2004	54,230	5,407	—
2003	52,185	5,587	53

(5) Other Investments in Unconsolidated Entities and Affiliate Transactions

We utilize joint venture arrangements on projects characterized by large dollar-per-square foot costs and/or when we desire to limit capital deployment in certain of our markets. We own interests ranging from 15% to 50% in real estate property operations and development operations through unconsolidated entities. We had twelve investments at December 31, 2005. We had eleven investments at December 31, 2004 and 2003 in unconsolidated entities. Adjustments are made to equity in earnings of unconsolidated entities to account for differences in the amount at which our investment is carried and the amount of our underlying equity in the net assets.

In 2005, we entered into a joint venture arrangement with institutional investors advised by JPMorgan Asset Management. The joint venture, in which we own a 20% interest, acquired a three building 984,000 rentable square foot property in Addison, Texas for approximately $153.5 million. Our equity investment, net of debt used to finance the acquisition, was $10.4 million in cash.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The combined condensed financial information for the unconsolidated entities accounted for using the equity method is as follows:

Balance Sheets

	December 31,
(In thousands)	2005	2004

Assets
Rental property, net	$1,425,881	$1,189,968
Land and construction in progress	21,144	32,263
Cash and cash equivalents	41,769	36,135
Other assets	84,806	66,703

	$1,573,600	$1,325,069

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$975,579	$844,049
Other liabilities	71,325	46,754

Total liabilities	1,046,904	890,803
Partners’ capital	526,696	434,266

	$1,573,600	$1,325,069

Statements of Operations

	Year Ended December 31,
	2005	2004	2003

Revenue	$217,794	$188,819	$148,512
Depreciation and amortization expense	66,154	46,295	35,976
Interest expense	57,581	48,069	35,136
Other expenses	85,078	28,769	55,047
Gain on sale of assets	63,924	40,656	—

Net income	$72,905	$106,342	$22,353

In addition to making investments in these ventures, we provide construction management, leasing and property management, development and architectural and other services to them. We earned fees for these services of $11.3 million in 2005, $9.1 million in 2004 and $8.1 million in 2003. Accounts receivable from joint ventures and other affiliates were $4.1 million at December 31, 2005 and $1.8 million at December 31, 2004.

We had a consulting agreement until June of 2003 when it expired with Oliver T. Carr, Jr., a former member of CarrAmerica’s Board of Directors, under which Mr. Carr provided services to us. We paid Mr. Carr $104,750 in 2003. In December 2003, we acquired from The Oliver Carr Company its remaining interest in Carr Real Estate Services Inc. for $0.2 million in cash. As a result, Carr Real Estate Services Inc. is now wholly owned by us. CarrAmerica’s former director, Oliver T. Carr, Jr. and CarrAmerica’s Chairman and Chief Executive Officer, Thomas A. Carr, served as directors of, and have direct or indirect interests in, The Oliver Carr Company.

As of December 31, 2005, we guaranteed $30.0 million of debt related to a joint venture, which terminated on January 18, 2006, and $44.6 million of debt related to development projects we have undertaken with third parties.

We have a minority ownership interest in a non-real estate operating company, AgilQuest, which we account for using the cost method and in which we invested $2.8 million. We evaluate this investment regularly considering factors such as the company’s progress against its business plan, its operating results and the estimated fair value of its equity securities. Based on these evaluations, we recognized impairment losses of $1.1 million on our investment in AgilQuest in 2003.

During 2003, we provided mezzanine loans and guaranties to third-parties for development management projects. The purpose of these variable interest entities is to build and own office buildings in Washington, D.C. Our maximum exposure to loss as of December 31, 2005 is $77.2 million, the sum of our notes receivable ($32.6 million) and the maximum exposure under the guaranties ($44.6 million).

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In December 2004, we provided mezzanine financing to a third-party joint venture. This joint venture owns property in Texas. Our maximum exposure to loss as of December 31, 2005 is $13.8 million, the balance of our note receivable.

(6) Lease Agreements

Space in our rental properties is leased to approximately 1,254 tenants. In addition to minimum rents, the leases typically provide for other rents, which reimburse us for specific property operating expenses and real estate taxes. The future minimum base rent to be received under noncancellable tenant operating leases and the percentage of total rentable space under leases expiring each year, as of December 31, 2005 are summarized as follows:

(In thousands)	Future Minimum Rent	Percentage of Total Space Under Lease Expiring
2006	$371,173	15.8
2007	342,521	11.1
2008	302,267	14.0
2009	243,273	17.7
2010	199,654	11.4
2011 & thereafter	716,785	30.0

	$2,175,673

Leases can also provide for additional rent based on increases in the Consumer Price Index (CPI) and increases in operating expenses. Increases are generally payable in equal installments throughout the year.

We lease land for two office properties located in metropolitan Washington, D.C., one office property located in Santa Clara, California and one office property in Palo Alto, California. We also lease land adjacent to an office property in Chicago, Illinois. We lease office space in metropolitan Washington, D.C. for our own use, part of which is being subleased. The initial terms of these leases range from 5 years to 99 years. The longest lease matures in 2086. The minimum base annual rent for these leases is approximately $5.5 million.

(7) Common and Preferred Stock

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

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

CarrAmerica’s Board of Directors has authorized it to spend up to $400.0 million to repurchase its common stock, preferred stock and debt securities, excluding the common shares repurchased from Security Capital Group Incorporated in November 2001 and its preferred stock redemptions in September 2002, March 2003 and October 2003 which were separately approved. Since the start of this program in mid-2000 through December 31, 2005, CarrAmerica has acquired approximately 10.4 million of its common shares for an aggregate purchase price of approximately $296.9 million. CarrAmerica continues to monitor market conditions and other alternative investments in order to evaluate whether repurchase of its securities is appropriate.

(8) Stock/Unit Compensation Plans

As of December 31, 2005, CarrAmerica had three option plans. Two plans are for the purpose of attracting and retaining executive officers and other key employees (1997 Employee Stock Option and Incentive Plan and the 1993 Carr Realty Option Plan). The other plan is for the purpose of attracting and retaining directors who are not employees (1995 Non-Employee Director Stock Option Plan).

The 1997 Employee Stock Option and Incentive Plan (“Stock Option Plan”) allows for the grant of options to purchase CarrAmerica’s common stock at an exercise price equal to the fair market value of the common stock at the date of grant. At December 31, 2005, CarrAmerica had 10,000,000 shares of common stock and units reserved so it could issue them under the Stock Option Plan. At December 31, 2005, 1,647,014 options were outstanding. All of the outstanding options have a 10-year term from the date of grant. 903,575 options vest over a four-year period, 25% per year, 370,000 options vest at the end of five years, 7,500 options vest over a three-year period, 33 1/3% per year and 36,875 vest within the first year after grant. The balance of the options vests over a five-year period, 20% per year.

The 1993 Carr Realty Option Plan allows for the grant of options to purchase units of Carr Realty Holdings, L.P. (unit options). These options were exercisable at the fair market value of the units at the date of grant, which is equivalent to the fair market value of CarrAmerica’s common stock on that date. Units (following exercise of unit options) are redeemable for cash or common stock, at CarrAmerica’s option. At December 31, 2005, all grants under this plan had been exercised or expired.

The 1995 Non-Employee Director Stock Option Plan provided for the grant of options to purchase CarrAmerica’s common stock at an exercise price equal to the fair market value of the common stock at the date of grant. Under this plan, newly elected non-employee directors were granted options to purchase 3,000 shares of common stock when they start serving as a director. In connection with each annual election of directors, a continuing non-employee director received options to purchase 7,500 shares of CarrAmerica’s common stock. The stock options have a 10-year term from the date of grant and vested over three years, 33 1/3% per year. At December 31, 2005, CarrAmerica had 270,000 shares of common stock authorized for grant under this plan with 30,000 outstanding.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Unit and stock option activity during 2005, 2004 and 2003 is summarized as follows:

	1993 Plan		1995 Plan		1997 Plan
	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted-Average Exercise Price
Outstanding at
December 31, 2002	159,422	$24.194	91,693	$24.993	5,276,111	$25.277
Granted	—	—	—	—	436,500	23.352
Exercised	81,500	22.880	29,513	24.354	1,017,847	22.260
Forfeited	60,033	25.261	5,000	29.375	246,682	26.744

Outstanding at
December 31, 2003	17,889	24.194	57,180	24.993	4,448,082	26.769
Granted	—	—	—	—	—	—
Exercised	12,889	28.075	—	—	1,666,007	26.399
Forfeited	5,000	22.880	—	—	173,529	27.328

Outstanding at
December 31, 2004	—	—	57,180	24.939	2,608,546	27.001
Granted	—	—	—	—	—	—
Exercised	—	—	24,180	23.565	890,557	27.192
Forfeited	—	—	3,000	17.750	70,975	26.049

Outstanding at
December 31, 2005	—	$—	30,000	$26.766	1,647,014	$26.939

Options exercisable at:
December 31, 2003	17,889	$26.377	57,180	$24.939	2,771,083	$27.435
December 31, 2004	—	—	57,180	24.939	1,943,596	26.906
December 31, 2005	—	—	30,000	26.766	1,420,792	27.035

The following table summarizes information about CarrAmerica’s stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding as of 12/31/05	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable as of 12/31/2005	Weighted-Average Exercise Price
$17.00-$20.00	—	—	$—	—	$—
$20.01-$23.00	113,200	4.1	20.6875	113,200	20.6875
$23.01-$26.00	588,703	4.1	23.8050	456,453	23.9283
$26.01-$29.00	398,098	4.8	28.6326	398,098	28.6326
$29.01-$32.00	577,013	3.8	30.1867	483,041	30.1258

	1,677,014	4.2	$26.9363	1,450,792	$27.0298

CarrAmerica has also granted to key executives and directors 1,468,310 restricted stock units or shares under the Stock Option Plan. The units were convertible to shares of common stock on a one-for-one basis as they vested at the option of the executive. The fair market values of the units or shares at the dates of grant ranged from $20.69 to $37.00. The units vested ratably over five years and the shares vest ratably over one or four years. We recognize the fair value of the units or shares awarded at dates of grant as compensation cost on a straight-line basis over the terms of the awards. Compensation expense related to these awards was $5.5 million in 2005, $4.0 million in 2004 and $3.4 million in 2003. During 2003 and 2002, the remaining unvested stock units were exchanged for shares of CarrAmerica restricted common stock with the same terms as the unvested units. At December 31, 2005, there were 39,884 deferred vested units outstanding that are convertible to CarrAmerica common stock over the period to 2008 or when the employees leave us, if sooner. At December 31, 2005, there were 498,390 shares of unvested CarrAmerica restricted stock outstanding. At December 31, 2005, there were 9,993 restricted units outstanding that will be settled in cash. The market value of these units was approximately $0.3 million.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9) Gain on Sale of Properties, Impairment Losses on Real Estate and Discontinued Operations

The following table summarizes our gain on sale of properties and impairment losses on real estate:

(In thousands)	2005	2004	2003
Sales of land/development properties	$—	$—	$111
Reversal of tax provision on sale of property	—	7,536	—
Sales of rental properties	130,665	20,064	4,049

Gain on sales of properties	130,665	27,600	4,160
Impairment losses	(10,359)	—	(4,210)

	$120,306	$27,600	$(50)

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are redeployed into other properties or used to fund development operations or to support other corporate needs.

The tables below summarize property sales for 2005, 2004 and 2003:

2005
Property Name	Market	Sale Date	Number of Buildings	Rentable Square Footage	Net Cash Proceeds (000)	Gain Recognized (000)
Alton Deere	Orange County, CA	Mar-05	6	182,561	$31,469	$9,009
CarrAmerica Corporate Center[1]	Northern California	Mar-05	7	1,004,679	153,986	77,454
Westlake Spectrum	Los Angeles, CA	Apr-05	2	108,084	20,641	3,792
Hacienda West	Northern California	Sep-05	2	207,518	37,287	10,902
Phoenix[2]	Phoenix, AZ	Sep-05/Oct-05	4	532,506	75,377	25
Valley Business Park II	Northern California	Dec-05	6	166,928	18,246	3,005
Two Mission	Dallas, TX	Dec-05	1	77,359	6,125	931
Quorum North, Quorum Place, 5000 Quorum[3]	Dallas, TX	Dec-05	3	453,451	34,960	63
2600 W. Olive	Los Angeles, CA	Dec-05	1	145,274	41,814	15,689

[1]	We retained a 20% interest in the property through a joint venture.
[2]	We recognized an impairment loss of $0.9 million on these properties in the second and third quarters of 2005.
[3]	We recognized impairment losses of $5.8 million on these properties in the first and fourth quarters of 2005.

2004
Property Name	Market	Month Sold	Number of Buildings	Rentable Square Footage	Net Proceeds (000)	Gain Recognized (000)
Tower of the Hills[1]	Austin, TX	Mar-04	2	166,149	$10,512	$66
Atlanta Portfolio*	Atlanta, GA	Sep-04	15	1,696,757	191,190	19,804
First Street Technology[2]	Northern California	Dec-04	1	67,582	4,760	—
Valley Business Park I3	Northern California	Dec-04	2	67,785	6,543	—

[1]	We recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003.
[2]	We recognized an impairment loss of $2.2 million on this property in the fourth quarter of 2004.
[3]	We recognized an impairment loss of $0.3 million on this property in the fourth quarter of 2004.
*	15 operating office buildings located in Atlanta, Georgia. The properties were Glenridge, Holcomb Place, Midori, Parkwood, Summit, Spalding Ridge, 2400 Lake Park Dr., 680 Engineering Dr., Embassy Row, Waterford and Forum.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2003
Property Name	Market	Sale Date	Number of Buildings	Square Footage	Net Cash Proceeds (000)	Gain Recognized (000)
Wateridge	San Diego, CA	May-03	1	62,194	$9,277	$3,571
Katella	Los Angeles, CA	Aug-03	1	80,609	10,138	3,627
Pacificare	Los Angeles, CA	Sep-03	1	104,377	14,485	6,380
Lakewood[1]	Atlanta, GA	Sep-03	1	80,816	4,621	48
Century Springs	Atlanta, GA	Nov-03	1	95,206	7,091	310

[1]	We recognized an impairment loss of $2.7 million on this property in the second quarter of 2003.

As of December 31, 2005, we had one property under contract for sale, Sunrise Corporate Center in Reston, Virginia, and which meet our criteria to be classified as held for sale. We will continue to manage Sunrise Corporate Center after the sale and therefore, its results of operations are included in continuing operations. The sale of Sunrise Corporate Center closed on January 10, 2006 for approximately $51.3 million of proceeds and we recognized a gain of approximately $17.7 million.

In 2005, we disposed of 11 operating properties recognizing gains of $120.9 million, $34.1 million of which is classified as discontinued operations as we have no continuing involvement with Westlake Spectrum, Hacienda, the Phoenix buildings, Valley Business Park II, Two Mission, 2600 W. Olive and the three Quorum buildings after the sale. Prior to the sale of the Phoenix and Quorum buildings, we recognized impairment losses of $6.7 million. On March 31, 2005, we had a partial sale of CarrAmerica Corporate Center to a joint venture in return for a 19% interest in the venture and cash proceeds of approximately $154.0 million. We recognized a gain of $77.4 million on the transaction. We funded $2.7 million of additional capital to this venture increasing our percentage ownership to 20% in the third quarter of 2005. We continue to manage Alton Deere and CarrAmerica Corporate Center under management agreements and the gains on these sales and the operating results of these properties are not classified as discontinued operations due to our continuing involvement. In addition to these sales, there were three sales in joint ventures. In June 2005, a joint venture in which we hold a 35% interest sold an office property. We recognized a gain from this sale of $0.8 million and received cash proceeds of $5.8 million. In January 2005, a joint venture in which we own a 30% interest sold a condominium interest in a building. We recognized a gain of $1.7 million on this transaction and received cash proceeds of $6.5 million. In October 2005, a joint venture in which we own a 20% interest disposed of its sole operating property. We realized a gain of approximately $7.8 million, net of $4.2 million of tax, from the sale. We received cash proceeds from the sale of $16.6 million. We classify gains related to sales in our joint ventures in continuing operations as part of our gain on sale of properties. In addition we recognized an impairment loss of $3.7 million on a property being marketed for sale. This property had a book value in excess of the undiscounted cash flows we expect to receive from the operation and sale of the property.

During 2004, we disposed of 12 operating properties (17 buildings) recognizing gains of $19.9 million. We also disposed of two operating properties (3 buildings) on which we recognized impairment losses of $2.5 million. We have no continuing involvement with these properties and, accordingly, the gains on these sales and impairment losses are classified as discontinued operations.

During the fourth quarter of 2004, an unconsolidated entity in which we held an interest sold an office property located in the Washington, D.C. metro area. We recognized a gain from this sale of $20.1 million which is classified as continuing operations. In addition, we reversed a tax provision of $7.5 million related to a property sale in 2000 as a result of the favorable resolution of a tax contingency.

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

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The operating results of the properties classified as discontinued operations are summarized as follows:

(In thousands)	2005	2004	2003
Revenues	$22,236	$53,247	$72,143
Property expenses	8,218	18,863	25,518
Depreciation and amortization	7,488	15,180	20,311

Net operations of properties sold	6,530	19,204	26,314
Impairment losses	(6,659)	(2,524)	(3,045)
Gain on sale of properties	34,141	19,870	10,317

Discontinued operations	$34,012	$36,550	$33,586

Number of buildings	19	39	42

(10) Acquisitions

During 2005, we made eight acquisitions of operating properties (16 buildings) from third parties. The acquisitions involved properties totaling almost 1.4 million rentable square feet and our investment was approximately $394.1 million. The table below details our 2005 consolidated acquisitions.

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Cost (000)
North Creek Corporate Center	Seattle, WA	Jun-05	3	95,267	$16,455
Fairchild Dr.	Northern California	Aug-05	2	131,561	53,461
2711 N. First St.	Northern California	Aug-05	1	74,621	6,185
Park Place	Washington, D.C Metro	Aug-05	1	166,446	59,685
West Willows	Seattle, WA	Aug-05	3	155,830	35,527
Chancellor Park	San Diego, CA	Sep-05	2	190,946	55,512
Tysons International	Washington, D.C Metro	Nov-05	2	434,606	122,210
Plaza at North Creek	Seattle, WA	Dec-05	2	193,454	45,068

During 2004, we acquired six operating properties from third parties. The acquisitions involved properties totaling almost 1.5 million rentable square feet and our investment was approximately $449.2 million. The table below details our 2004 consolidated acquisitions.

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Price (000)
Commonwealth Tower	Washington, DC Metro	Jun-04	1	339,599	$130,593
Corporate Technology Centre I	Northern California	Jul-04	2	176,280	25,604
Commercial National Bank	Washington, DC Metro	Aug-04	1	205,869	85,044
Corporate Technology Centre II	Northern California	Sep-04	5	331,950	43,594
Corporate Plaza II	San Diego, CA	Sep-04	2	116,166	35,544
Mission Tower I	Northern California	Dec-04	1	282,080	128,791

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The aggregate purchase cost of properties acquired in 2005 and 2004 was allocated as follows:

(In thousands)	2005	2004
Land	$80,747	$124,477
Lease intangibles	24,231	77,209
Building and tenant improvements	293,013	254,768
Deferred revenue and other	(3,888)	(7,284)

	$394,103	$449,170

(11) Assets Held for Sale

As discussed December 31, 2005, Sunrise Corporate Center in Reston, Virginia met our criteria to be classified as held for sale. The sale of Sunrise Corporate Center is closed on January 10, 2006.

The book value of assets classified as held for sale as of December 31, 2005 are as follows:

(In thousands)	December 31, 2005
Land	$11,566
Buildings	26,964
Accumulated depreciation	(5,779)
Other assets	1,089

$33,840

(12) Commitments and Contingencies

At December 31, 2005, we were contingently liable on $11.1 million in letters of credit. The letters of credit included $7.3 million related to various completion escrows and performance bonds, $3.6 million securing notes payable and $0.2 million for insurance.

We have a 401(k) plan for employees under which we match 75% of employee contributions up to the first 6% of pay. We also have the option to make an additional contribution of up to 3% of pay for participants who remain employed on December 31 (end of the plan year). Our contributions to the plan are subject to an initial four-year vesting, 25% per year. Our contributions to the plan were $3.1 million in 2005, $3.1 million in 2004 and $3.2 million in 2003.

We are party to a variety of other legal proceedings arising in the ordinary course of business. All of these matters, taken together, are not expected to have a material adverse impact on us.

(13) Guarantees

Guarantee Obligations

Our obligations under guarantee agreements at December 31, 2005 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Jan-06	$30,000,000	$—
Loan[2]	Atlantic Building	Mar-07	25,000,000	160,000
Completion[3]	Atlantic Building	Mar-07	35,007,917	250,000
Completion[4]	Shakespeare Theatre	Dec-06	21,731,923	725,000
Loan[5]	10UCP	Nov-06	1,015,000	—
Loan[6]	Square 320	Mar-06	19,570,000	165,000

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guarantee to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee. This guarantee terminated on January 18, 2006.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. The third party owns 100% of the property owning entity. We have a security interest in the property owning entity. In the event of default, we can exercise our rights under the loan documents to foreclose on the membership interests of the property owning entity and sell such membership interest to mitigate our exposure under the guarantees.
3.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
4.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender and/or owners. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
5.	Lease-up guarantee to a lender. Funds related to this guarantee are being held in escrow by a joint venture in which we own a minority interest.
6.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. The third party owns 100% of the property owning entity. We have a security interest in the property owning entity. In the event of default, we can exercise our rights under the loan documents to foreclose on the membership interests of the property owning entity and sell such membership interest to mitigate our exposure under the guarantees.

In the normal course of business, we guarantee our performance of services or indemnify third parties against our negligence.

(14) Intangible Assets

The following is a summary of our intangible assets as of December 31, 2005 and 2004:

(In thousands)	December 31, 2005	December 31, 2004
Deferred financing costs	$13,756	$12,589
Management contracts	2,517	2,517
Customer relationships	2,677	2,677
Leasing contracts - above market	60,189	53,285
Lease incentive costs	29,761	6,187
In-place lease intangibles	47,248	34,061

	156,148	111,316
Less: Accumulated amortization	(31,594)	(12,962)

Net intangible assets	$124,554	$98,354

The expected amortization for intangible assets for 2006-2010 is as follows:

(In thousands)	Amortization
2006	$23,241
2007	21,779
2008	20,351
2009	18,198
2010	16,072

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15) Selected Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for 2005 and 2004:

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Rental revenue	$115,241	$108,366	$109,153	$116,132
Real estate service revenue	5,573	5,222	5,128	7,813
Real estate operating income	37,674	33,287	31,406	37,019
Gain on sale of properties	88,094	663	29	7,738
Income from continuing operations	96,826	6,230	1,229	10,422
Income (loss) from discontinued operations	(1,784)	5,638	12,398	17,760
Net income	95,042	11,868	13,627	28,182

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Rental revenue	$105,978	$107,821	$110,612	$113,538
Real estate service revenue	5,466	5,301	6,234	6,327
Real estate operating income	35,322	37,195	37,600	36,869
(Loss) gain on sale of properties	(10)	(48)	—	27,658
Income from continuing operations	9,515	9,420	11,214	26,888
Income (loss) from discontinued operations	5,715	4,587	26,342	(94)
Net income	15,230	14,007	37,556	26,794

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

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Operating results of our reportable segment and our other operations are summarized as follows:

	As of and for the year ended December 31, 2005
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification -Discontinued Operations	Total
Revenue	$471.1	$23.7	$(22.2)	$472.6
Segment expense	165.7	41.9	(8.3)	199.3

Property/Segment operating income (loss)	305.4	(18.2)	(13.9)	273.3

Depreciation expense				133.9

Operating income				139.4
Interest expense				(117.7)
Other income				10.6
Gain on sale of properties and impairment losses				92.8
Minority interest and taxes				(10.4)
Discontinued operations				34.0

Net income				$148.7

Total assets	$2,912.8	$239.4	$—	$3,152.2

Expenditures for long-lived assets	$471.2	$3.9	$—	$475.1

	As of and for the year ended December 31, 2004
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification -Discontinued Operations	Total
Revenue	$491.2	$23.3	$(53.2)	$461.3
Segment expense	171.4	41.8	(18.8)	194.4

Property/Segment operating income (loss)	319.8	(18.5)	(34.4)	266.9

Depreciation expense				119.9

Operating income				147.0
Interest expense				(115.0)
Other income				9.5
Gain on sale of properties and impairment losses				27.6
Minority interest and taxes				(12.0)
Discontinued operations				36.5

Net income				$93.6

Total assets	$2,855.3	$225.9	$—	$3,081.2

Expenditures for long-lived assets	$461.7	$5.4	$—	$467.1

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2003
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification -Discontinued Operations	Total
Revenue	$498.7	$24.3	$(72.2)	$450.8
Segment expense	174.9	42.8	(25.5)	192.2

Property/Segment operating income (loss)	323.8	(18.5)	(46.7)	258.6

Depreciation expense				111.7

Operating income				146.9
Interest expense				(104.5)
Other income, net				6.2
Gain on sale of properties and impairment losses				(0.1)
Minority interest and taxes				(9.3)
Discontinued operations				33.7

Net income				$72.9

Total assets	$2,641.8	$194.2	$—	$2,836.0

Expenditures for long-lived assets	$189.9	$9.5	$—	$199.4

(17) Supplemental Cash Flow Information

In 2005, we converted an investment in an unconsolidated entity to a $1.0 million note receivable.

We acquired $3.8 million of minority interest units which were redeemed for shares of CarrAmerica common stock during 2004.

In October 2003, we assumed $23.8 million of debt related to the purchase of an operating property. The total purchase price of the property was approximately $34.0 million.

Our employees converted approximately $1.0 million, $0.8 million and $0.6 million in restricted vested units to 37,208 CarrAmerica common shares, 34,609 CarrAmerica common shares and 25,978 CarrAmerica common shares in 2005, 2004 and 2003, respectively.

(18) Subsequent Events

On January 3, 2006, we acquired a 77,759 rentable square feet office building and adjoining land in Seattle, Washington for $51.1 million.

On January 10, 2006, we sold Sunrise Corporate Center in Reston, Virginia for $51.3 million and recognized a gain of approximately $17.7 million.

On January 12, 2006, we acquired an 85,585 rentable square feet office building in San Jose, California for $10.3 million.

CarrAmerica Realty Operating Partnership, L.P. and Subsidiaries

Schedule II: Valuations and Qualifying Accounts

(In Thousands)

Description	Balance Beginning of Period	Additions Charged to Costs & Expenses	Deductions from Reserve[1]	Balance End of Period
Allowance for Doubtful Accounts:
Year Ended:
December 31, 2005	$5,920	$(713)	$(2,072)	$3,135
December 31, 2004	5,752	1,552	(1,384)	5,920
December 31, 2003	5,959	2,608	(2,815)	5,752

[1]	Balance written off as uncollectible.

Description	Balance Beginning of Period	Additions Charged to Costs & Expenses	Deductions from Reserve	Balance End of Period
Deferred Tax Asset Valuation Allowance:
Year Ended:
December 31, 2005	$11,162	$1,059	$—	$12,221
December 31, 2004	9,184	1,978	—	11,162
December 31, 2003	14,270	1,854	(6,940)[1]	9,184

[1]	Balance written off due to the restructuring of a taxable REIT subsidiary into the REIT at December 31, 2003

CarrAmerica Realty Operating Partnership, L.P. and Subsidiaries

Schedule III: Real Estate and Accumulated Depreciation

(In thousands)		Initial Costs		Costs Capitalized Subsequent to Acquisition[3]	Gross Amount at Which Carried at Close of Period		Total
Properties	Encumbrances	Land	Buildings and Improvements		Land	Building and Improvements		Accumulated Depreciation	Date of Construction	Year of Acquisition
Downtown Washington, D.C.:
International Square[2]	$170,891[4]	$69,651	$100,921	$37,120	$69,652	$138,040	$207,692	$85,210	1977, 1979, 1982	1993
900 19th Street	—	1,985	13,358	5,026	1,986	18,383	20,369	10,697	1986	1993
2550 M Street	—	2,340	11,348	15,129	2,341	26,476	28,817	16,270	1978	1993
1730 Pennsylvania Avenue	—	2,196	11,013	16,084	2,197	27,096	29,293	17,593	1972	1993
1255 23rd Street	35,629 [5]	10,793	40,214	5,912	10,793	46,126	56,919	23,951	1983	1993
1747 Pennsylvania Avenue	—	1,636	8,157	8,993	1,636	17,150	18,786	11,910	1970	1993
1775 Pennsylvania Avenue	11,156	—	19,000	3,604	—	22,604	22,604	7,523	1975	1994
1717 Pennsyvania Avenue	—	20,728	34,681	105	20,728	34,786	55,514	10,122	1960, 1996	2003
Commercial National Bank Building	—	31,354	47,662	(259)	31,354	47,403	78,757	2,567	1917/1989	2004

Suburban Washington, D.C.:
One Rock Spring Plaza	—	—	18,409	5,473	—	23,882	23,882	13,089	1989	1995
Sunrise Corporate Center	—	8,250	34,322	8,100	11,566	39,106	50,672	7,604	1987-1989	1996
Reston Crossing	—	8,379	—	59,265	13,325	54,319	67,644	16,869	1987-1989	1996
Trans Potomac V Plaza	—	2,604	16,904	452	2,604	17,356	19,960	2,013	1982	2002
Canal Center	—	17,848	98,580	2,301	17,848	100,881	118,729	11,459	1986,1988	2002
Commonwealth Tower	—	28,470	95,265	(112)	28,470	95,153	123,623	5,385	1971/1995	2004
Park Place	—	13,380	43,263	699	13,380	43,962	57,342	902	1981	2005
Tysons International	—	14,494	109,643	413	14,494	110,056	124,550	529	1987	2005

Los Angeles:
Warner Center	—	16,490	33,698	12,060	16,574	45,674	62,248	19,148	1981-1985	1996
Warner Premier	—	3,252	6,040	2,324	3,285	8,331	11,616	3,525	1990	1997

Orange County, California
Scenic Business Park	—	2,469	4,503	3,182	2,469	7,685	10,154	3,818	1985	1996
Harbor Corporate Park	—	2,191	5,784	4,710	2,191	10,494	12,685	4,922	1987	1996
South Coast Executive Center	13,823	3,324	17,212	7,820	3,388	24,968	28,356	9,651	1987	1996
Von Karman	—	3,731	12,493	2,307	3,744	14,787	18,531	4,559	1981	1997
Bay Technology Center	—	2,442	11,164	2,146	2,462	13,290	15,752	4,196	1985	1997
Pacific Corporate Plaza	—	5,756	—	13,725	5,928	13,553	19,481	5,396	1998	1997

San Diego:
Del Mar Corporate Plaza	—	2,860	13,252	4,109	2,869	17,352	20,221	6,556	1986	1996
Towne Center Technology Park	—	4,929	—	19,778	5,073	19,634	24,707	11,292	1998	1997
Lightspan	—	1,438	5,710	1,861	1,440	7,569	9,009	2,358	1985	1997
La Jolla Spectrum	—	6,447	—	34,055	6,525	33,977	40,502	10,876	1999-2001	1998
Palomar Oaks Technology Park	8,815	4,698	12,495	3,074	4,714	15,553	20,267	4,945	1989	1998
Towne Center Technology Park	—	5,123	11,754	4,401	5,135	16,143	21,278	4,554	1989	1998
Highlands Corporate Center	—	10,156	30,369	4,117	10,075	34,567	44,642	8,611	2002	1999
Torrey Pines Research Center	—	6,711	12,343	12,246	6,711	24,589	31,300	1,982	1989	2002
Carroll Vista	—	7,014	17,863	235	7,014	18,098	25,112	2,119	1986	2002
La Jolla Commons	—	2,868	—	486	3,354	—	3,354	—	N/A	2003
Corporate Plaza II	—	7,650	27,410	428	7,650	27,838	35,488	2,059	1990	2004
Chancellor Park	—	15,892	37,350	119	15,892	37,469	53,361	546	1989	2005

Northern California
Bayshore Centre	—	8,525	6,969	2,428	8,960	8,962	17,922	3,724	1984	1996
Rincon Centre	—	12,464	10,188	1,871	12,333	12,190	24,523	5,173	1984	1996
Valley Centre II	—	13,658	11,164	296	13,676	11,442	25,118	4,886	1980	1996
Valley Office Centre	—	6,134	5,014	1,119	6,142	6,125	12,267	2,406	1981	1996
Valley Centre	—	6,051	4,945	2,880	6,059	7,817	13,876	3,164	1980	1996
Rio Robles	—	16,655	29,598	12,406	16,669	41,990	58,659	13,390	1985	1996

CarrAmerica Realty Operating Partnership, L.P. and Subsidiaries

Schedule III: Real Estate and Accumulated Depreciation

(In thousands)		Initial Costs		Costs Capitalized Subsequent to Acquisition[3]	Gross Amount at Which Carried at Close of Period		Total
Properties	Encumbrances	Land	Buildings and Improvements		Land	Building and Improvements		Accumulated Depreciation	Date of Construction	Year of Acquisition
Baytech Business Park	—	14,958	—	23,768	13,973	24,753	38,726	10,414	1998	1997
3571 North First Street	—	6,297	8,862	(3,282)	6,326	5,551	11,877	2,848	1985	1997
San Mateo Center	—	15,426	24,682	7,604	15,527	32,185	47,712	10,840	1986	1997
Oakmead West	—	22,842	—	44,048	20,526	46,364	66,890	16,826	1998	1997
Sunnyvale Technology Center	—	12,098	16,131	719	12,106	16,842	28,948	4,446	1971-1975	1998
Valley Research Center	—	17,574	—	32,013	17,470	32,117	49,587	14,172	1999	1998
Valley Technology Center	—	32,910	—	47,417	31,848	48,479	80,327	16,598	1998	1998
Golden Gateway Commons	—	21,112	51,689	9,149	21,166	60,784	81,950	17,723	1980-1984	1998
Techmart Commerce Center	—	—	36,594	5,338	—	41,932	41,932	12,409	1987	1998
Fremont Technology Park	—	10,122	10,797	1,437	8,433	13,923	22,356	5,892	1999	1998
Mountain View Gateway Center	—	13,637	37,946	142	13,630	38,095	51,725	5,969	1998	2001
Stanford Research Park	—	—	22,280	54	—	22,334	22,334	1,404	2000	2002
500 Forbes Blvd.	—	11,676	33,356	(4)	11,676	33,352	45,028	4,039	2003	2003
Corporate Technology Centre	—	35,883	31,297	296	35,885	31,591	67,476	2,520	1999	2004
Mission Towers	—	21,120	53,134	9	21,120	53,143	74,263	2,395	2000	2004
Fairchild Drive	—	15,787	28,305	42	15,787	28,347	44,134	539	1999	2005
2711 North First Street	—	5,430	806	(2)	5,430	804	6,234	62	1980	2005

Denver, CO:
Harlequin Plaza	—	4,746	21,344	13,808	4,747	35,151	39,898	14,115	1981	1996
Quebec Court I & II	—	2,368	19,819	10,835	2,371	30,651	33,022	12,247	1979-1980	1996
Quebec Centre	—	1,423	5,659	2,433	1,423	8,092	9,515	3,510	1985	1996
Dry Creek Corporate Center	—	10,575	—	26,442	14,322	22,695	37,017	6,314	1999-2001	1998

Seattle, WA:
Redmond East		6,957	32,390	6,165	6,939	38,573	45,512	14,133	1988-1992	1996
Redmond Hilltop	—	2,511	—	9,547	2,488	9,570	12,058	3,767	1998	1996
Canyon Park	—	7,643	23,624	5,300	5,782	30,785	36,567	12,834	1989	1997
Willow Creek	—	1,709	6,972	99	1,724	7,056	8,780	2,029	1981	1997
Willow Creek Corp. Center	—	6,485	—	47,199	5,778	47,906	53,684	15,997	1998	1997
Canyon Park Commons		5,592	9,958	20,613	6,749	29,414	36,163	9,210	1988, 2000	1997
Canyon Point	—	6,225	—	4,176	10,365	36	10,401	—	N/A	2000
North Creek Corporate Center	—	3,810	11,408	12	3,810	11,420	15,230	381	1986	2005
West Willows Technology Center	—	4,757	28,041	21	4,757	28,062	32,819	653	1995	2005
Plaza at North Creek	—	7,197	34,447	1	7,197	34,448	41,645	57	1990	2005

Salt Lake City, UT:
Sorenson Research Park	—	5,879	25,304	11,387	7,330	35,240	42,570	12,045	1988-1997, 1999	1997
Wasatch Corporate Center	—	5,954	15,495	5,297	4,528	22,218	26,746	6,932	1996	1997
Wasatch Corporate Center 16[1]	—	1,172	—	558	—	1,730	1,730	—	N/A	1999
Creekside	—	—	3,150	8,521	3,211	8,460	11,671	3,034	2001	2000

Chicago, IL:
Parkway North I	—	3,727	29,146	6,523	3,733	35,663	39,396	11,789	1986-1989	1996
333 and 377 E. Butterfield Rd.	—	6,387	45,111	16,718	6,346	61,870	68,216	19,908	1984-1985	1996
The Crossings	—	5,268	34,215	8,699	5,289	42,893	48,182	14,228	1985	1997
Bannockburn	—	5,362	35,657	9,133	5,396	44,756	50,152	16,116	1980, 1988	1997

Austin, TX:
City View Centre	—	1,718	13,854	3,785	1,720	17,637	19,357	7,232	1985	1996
City View Center	—	1,890	—	13,861	2,107	13,644	15,751	5,528	1998	1996

Dallas, TX:
Cedar Maple Plaza	—	1,220	10,982	2,731	1,225	13,708	14,933	4,769	1985	1997

CarrAmerica Realty Operating Partnership, L.P. and Subsidiaries

Schedule III: Real Estate and Accumulated Depreciation

(In thousands)		Initial Costs		Costs Capitalized Subsequent to Acquisition[3]	Gross Amount at Which Carried at Close of Period		Total
Properties	Encumbrances	Land	Buildings and Improvements		Land	Building and Improvements		Accumulated Depreciation	Date of Construction	Year of Acquisition
Tollway Plaza	—	5,482	—	49,608	6,734	48,356	55,090	16,200	1998	1997
Royal Ridge	—	6,586	—	1,522	8,108	—	8,108	—	N/A	2000

Portland, OR:
Sunset Corporate Park	—	4,932	—	13,177	3,245	14,864	18,109	5,833	1999	1998
Rock Creek Corp Center	—	2,614	—	15,981	2,575	16,020	18,595	5,153	1999	1998

PROPERTY TOTALS	240,314	800,097	1,792,513	805,388	813,608	2,584,390	3,397,998	740,659
Intercompany elimination	—	—	—	(40,091)	—	(40,091)	(40,091)	(6,569)
Assets held for sale	—	—	—	(39,289)	(11,566)	(27,723)	(39,289)	(5,779)
Pre-construction costs	—	—	—	1,950	—	1,950	1,950	—
Corporate fixed assets	—	—	—	45,260	—	45,260	45,260	27,336

TOTAL	$240,314	$800,097	$1,792,513	$773,218	$802,042	$2,563,786	$3,365,828	$755,647

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

Base building	5 to 50 years
Building components	7 to 20 years
Tenant improvements	Lesser of the terms of the leases or useful lives of the assets
Leasehold improvements, furniture, fixtures and equipment	5 to 15 years

The aggregate cost for federal income tax purposes was approximately $2,836,000,000 at December 31, 2005.

The changes in total real estate assets and accumulated depreciation for the three years ended December 31, 2005, 2004 and 2003 are as follows:

	Real Estate Assets				Accumulated Depreciation
(In thousands)	2005	2004	2003		2005	2004	2003
Balance, beginning of period	$3,380,230	$3,175,356	$3,088,665	Balance, beginning of period	$750,530	$692,901	$587,123
Acquisitions	374,013	377,216	100,441	Depreciation for the period	122,553	115,633	113,444
Improvements	73,890	67,892	67,165	Sales, retirements and
Sales, retirements and write-offs	(462,305)	(240,234)	(80,915)	write-offs	(117,436)	(58,004)	(7,666)

Balance, end of period	$3,365,828	$3,380,230	$3,175,356	Balance, end of period	$755,647	$750,530	$692,901

[1]	Under construction as of December 31, 2005. Construction costs are shown under building and improvements until completion. At completion, costs will be allocated between land and building and improvements.
[2]	We use approximately 63,000 square feet of office space for our headquarters.
[3]	Costs capitalized are offset by retirements and writeoffs.
[4]	Secured by International Square, 1730 Pennsylvania Avenue and 1255 23rd Street.
[5]	Secured by International Square, 1730 Pennsylvania Avenue and 1255 23rd Street.