Form 10-K/A
period 2005-12-31
CARRAMERICA REALTY OPERATING PARTNERSHIP LP
filed 2006-04-28
CIK 1284410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-50663

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 30, 2005, no units of partnership interest were held by non-affiliates.

Number of Partnership Units outstanding of each of the registrant’s classes as of April 21, 2006: 59,043,031

DOCUMENTS INCORPORATED BY REFERENCE: None

i

Explanatory Note

As previously announced on March 6, 2006, we, together with CarrAmerica Realty Corporation (“CarrAmerica”) and certain other parties, have entered into a definitive agreement pursuant to which CarrAmerica has agreed, subject to the approval of its common stockholders and other closing conditions, to merge with and into an affiliate of The Blackstone Group.

The purpose of this Form 10-K/A is to amend Part III, Items 10, 11, 13 and 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2006 (the “2005 10-K”), to include information which was to be included in CarrAmerica’s definitive proxy statement prepared in connection with its election of directors, in reliance on General Instruction G to Form 10-K. As a result of the proposed merger, CarrAmerica does not currently anticipate preparing a definitive proxy statement in connection with the election of directors.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by CarrAmerica’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10, 11, 13, 14 and 15(a)(3) and (b) of our 2005 10-K have been amended and restated in their entirety. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the 2005 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

We have no directors or executive officers. We are managed by CarrAmerica, as our general partner.

The additional information required by this item concerning directors and executive officers of CarrAmerica is included in Part III, Item 10 of CarrAmerica’s 10-K/A, filed with the SEC on April 28, 2006 (the “CarrAmerica 10-K/A”), an excerpted copy of which is attached hereto as Exhibit 99.1, and is incorporated by reference herein.

Item 11. Executive Compensation

We have no directors or executive officers. We are managed by CarrAmerica, as our general partner.

The additional information required by this item with respect to CarrAmerica’s executive officers is included in Part III, Item 11 of the CarrAmerica 10-K/A, an excerpted copy of which is attached hereto as Exhibit 99.2, and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included in Part III, Item 13 of the CarrAmerica 10-K/A, an excerpted copy of which is attached hereto as Exhibit 99.3, and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The information required by this item is included in Part III, Item 14 of the CarrAmerica 10-K/A, an excerpted copy of which is attached hereto as Exhibit 99.4, and is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statements Schedules

15(a)(3) Exhibits

3.1	Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty Operating Partnership, L.P., dated as of June 30, 2004 (incorporated by reference to Exhibit 10.32 to CarrAmerica’s 2004 Annual Report on Form 10-K)

4.1	Indenture, dated as of July 1, 1997, by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee, Relating to the Company’s 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.1 to CarrAmerica’s 2005 Annual Report on Form 10-K)

4.2	Indenture, dated as of February 23, 1998, by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee, Relating to the Company’s 6.625% Notes due 2005 and 6.875% Notes due 2008 (incorporated by reference to Exhibit 4.2 to CarrAmerica’s 2005 Annual Report on Form 10-K)

4.3	Indenture, dated as of October 1, 1998 by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to CarrAmerica’s 2005 Annual Report on Form 10-K)

4.4	Indenture, dated as of January 11, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., as Guarantor, and U.S. National Association as Trustee (incorporated by reference to Exhibit 4.1 to CarrAmerica’s Current Report on Form 8-K filed on January 11, 2002)

4.5	Articles Supplementary relating to Series E Cumulative Redeemable Preferred Stock of CarrAmerica Realty Corporation (incorporated by reference to Exhibit 4.1 to CarrAmerica’s Current Report on Form 8-K filed on September 23, 2003)

4.6	Indenture (Senior Debt Securities), dated as of June 23, 2004, by and among CarrAmerica Realty Operating Partnership, L.P., as Primary Obligor, CarrAmerica Realty Corporation, as Guarantor, CarrAmerica Realty, L.P., as Guarantor, and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to CarrAmerica’s Registration Statement on Form S-3, No. 333-114049)

4.7	Indenture (Subordinated Debt Securities), dated as of June 23, 2004, by and among CarrAmerica Realty Operating Partnership, L.P., as Primary Obligor, CarrAmerica Realty Corporation, as Guarantor, CarrAmerica Realty, L.P., as Guarantor, and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to CarrAmerica’s Registration Statement on Form S-3, No. 333-114049)

4.8	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to CarrAmerica’s Current Report on Form 8-K filed on July 2, 2004)

4.9	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as Trustee, relating to the 6.625% Notes due 2005 and 6.875% Notes due 2008 (incorporated by reference to Exhibit 4.2 to CarrAmerica’s Current Report on Form 8-K filed on July 2, 2004)

4.10	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as Trustee, relating to the 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.3 to CarrAmerica’s Current Report on Form 8-K filed on July 2, 2004)

10.1	Amended and Restated Agreement of Limited Partnership of Carr Realty Holdings, L.P. dated as of December 31, 2003 (incorporated by reference to Exhibit 10.1 of CarrAmerica’s 2003 Annual Report on Form 10-K)

10.2	1993 Carr Realty Option Plan (incorporated by reference to Exhibit 10.3 of CarrAmerica’s Registration Statement on Form S-11, No. 33-53626)+

10.3	1995 Non-Employee Director Stock Option Plan (incorporated by reference to CarrAmerica’s Registration Statement on Form S-8, No. 33-92136)+

10.4	First Amendment to CarrAmerica Realty Corporation 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.4 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.5	Second Amendment to CarrAmerica Realty Corporation 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.6	1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.6 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.7	First Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.8	Second Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.8 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.9	Third Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.10	Fourth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.10 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.11	Fifth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.11 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.12	Noncompetition and Restriction Agreement by and among The Oliver Carr Company, Oliver T. Carr, Jr., Carr Realty Corporation and Carr Realty, L.P. (incorporated by reference to Exhibit 10.7 of CarrAmerica’s Registration Statement on Form S-11, No. 33-53626)+

10.13	Consolidated, Amended and Restated Promissory Note dated March 19, 1999 from Carr Realty, L.P. to the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.13 to CarrAmerica’s 2005 Annual Report on Form 10-K)

10.14	Consent Agreement dated December 19, 2003 by and between the Northwestern Mutual Life Insurance Company and Capital 50 Associates (incorporated by reference to Exhibit 10.14 to CarrAmerica’s 2003 Annual Report on Form 10-K)

10.15	Consent Agreement dated December 19, 2003 by and between the Northwestern Mutual Life Insurance Company and Carr Realty, L.P. (incorporated by reference to Exhibit 10.15 to CarrAmerica’s 2003 Annual Report on Form 10-K)

10.16	Consolidated, Amended and Restated Deed of Trust and Security Agreement dated March 19, 1999 by and among Carr Realty, L.P., William H. Norton, and the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.16 to CarrAmerica’s 2005 Annual Report on Form 10-K)

10.17	Indemnification and Escrow Agreement by and among FrontLine Capital Group, CarrAmerica Realty Corporation and the other parties named therein dated as of June 1, 2000 (incorporated by reference to Exhibit 10.17 to CarrAmerica’s 2005 Annual Report on Form 10-K)

10.18	Stockholders Agreement among FrontLine Capital Group, HQ Global Workplaces, Inc. and CarrAmerica Realty Corporation dated as of June 1, 2000 (incorporated by reference to Exhibit 10.18 to CarrAmerica’s 2005 Annual Report on Form 10-K)

10.19	Amended and Restated Limited Liability Company Agreement Carr Office Park, L.L.C., dated as of August 15, 2000 (incorporated by reference to Exhibit 10.19 to CarrAmerica’s 2005 Annual Report on Form 10-K)

10.20	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Philip L. Hawkins, dated May 6, 1999 (incorporated by reference to Exhibit 10.20 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.21	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Thomas A. Carr, dated May 6, 1999 (incorporated by reference to Exhibit 10.21 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.22	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Karen B. Dorigan, dated February 6, 2001 (incorporated by reference to Exhibit 10.22 to CarrAmerica’s 2005 Annual Report on Form 10-K)+

10.23	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Stephen E. Riffee, dated April 1, 2002 (incorporated by reference to Exhibit 10.2 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)+

10.24	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Linda Madrid, dated January 29, 2003 (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)+

10.25	Guaranty of Payment dated June 28, 2001 by CarrAmerica Realty L.P. in favor of Chase Manhattan Bank (incorporated by reference to Exhibit 10.2 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.26	Amended and Restated Revolving Credit Agreement, dated as of June 30, 2004, by and among CarrAmerica Realty Operating Partnership, L.P. as Borrower, CarrAmerica Realty Corporation as Guarantor, CarrAmerica Realty, L.P. as Guarantor, JPMorgan Chase Bank, as Administrative Agent, and other Banks (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Current Report on Form 8-K filed on July 2, 2004)

10.27	Amended and Restated Guaranty of Payment, dated as of June 30, 2004, by CarrAmerica Realty Corporation and CarrAmerica Realty, L.P. in favor of JPMorgan Chase Bank, as Administrative Agent on behalf of the Banks (incorporated by reference to Exhibit 10.2 to CarrAmerica’s Current Report on Form 8-K filed on July 2, 2004)

10.28	Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to CarrAmerica’s Current Report on Form 8-K filed on January 26, 2005)+

10.29	Form of Restricted Stock Agreement between the Company and officers, directors and certain employees of the Company (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Current Report on Form 8-K filed on January 26, 2005)+

10.30	Guidelines of Named Executive Officer Compensation Program adopted by the Executive Compensation Committee of the Registrant on January 27, 2005 (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Current Report on Form 8-K filed on February 2, 2005)+

10.31	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to CarrAmerica’s Current Report on Form 8-K filed on January 26, 2005)+

10.32	Form of Deferred Stock Unit Agreement between the Company and officers, directors and certain employees of the Company (incorporated by reference to Exhibit 10.2 to CarrAmerica’s Current Report on Form 8-K filed on January 25, 2005)+

10.33	Form of Stock Option Agreement between the Company and officers, directors and certain employees of the Company (incorporated by reference to Exhibit 10.3 to CarrAmerica’s Current Report on Form 8-K filed on January 25, 2005)+

10.34	Summary of Compensation for Named Executive Officers adopted by the Executive Compensation Committee of the Registrant on January 27, 2005 (incorporated by reference to Exhibit 10.2 to CarrAmerica’s Current Report on Form 8-K filed February 2, 2005)+

10.35	Summary of Director Compensation Arrangements (incorporated by reference to Exhibit 10.40 to CarrAmerica’s Annual Report on Form 10-K, filed on February 25, 2005)+

10.36	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 25, 2005, by and among CarrAmerica Operating Partnership, L.P., CarrAmerica Realty Corporation, as Guarantor, and the other parties named therein (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Current Report on Form 8-K filed on March 4, 2005)

10.37	Formation and Contribution Agreement, dated as of March 31, 2005, by and among RREEF America REIT II Corp. TTT and CarrAmerica Realty Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Current Report on Form 8-K filed on April 6, 2005)

10.38	Eighth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to CarrAmerica’s Current Report on Form 8-K filed on August 2, 2005)+

10.39	Ninth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to CarrAmerica’s Current Report on Form 8-K filed on August 2, 2005)+

10.40	Summary of Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 to CarrAmerica’s Current Report on Form 8-K filed on August 2, 2005)+

10.41	First Amendment to Amended and Restated Agreement of Limited Partnership of Carr Realty Holdings, L.P., dated as of June 30, 2004 (incorporated by reference to Exhibit 10.42 to CarrAmerica’s 2005 Annual Report on Form 10-K)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s 2005 Annual Report on Form 10-K)

23.1	Consent of KPMG LLP, dated March 2, 2006 (incorporated by reference to Exhibit 23.1 to the Company’s 2005 Annual Report on Form 10-K)

24.1	Power of Attorney of Andrew F. Brimmer (incorporated by reference to Exhibit 24.1 to CarrAmerica’s 2005 Annual Report on Form 10-K)

24.2	Power of Attorney of Joan Carter (incorporated by reference to Exhibit 24.2 to CarrAmerica’s 2005 Annual Report on Form 10-K)

24.3	Power of Attorney of K. Dane Brooksher (incorporated by reference to Exhibit 24.3 to CarrAmerica’s 2005 Annual Report on Form 10-K)

24.4	Power of Attorney of Wesley S. Williams, Jr. (incorporated by reference to Exhibit 24.4 to CarrAmerica’s 2005 Annual Report on Form 10-K)

24.5	Power of Attorney of Robert E. Torray (incorporated by reference to Exhibit 24.5 to CarrAmerica’s 2005 Annual Report on Form 10-K)

24.6	Power of Attorney of Bryce Blair (incorporated by reference to Exhibit 24.6 to CarrAmerica’s 2005 Annual Report on Form 10-K)

24.7	Power of Attorney of Patricia Diaz Dennis (incorporated by reference to Exhibit 24.7 to CarrAmerica’s 2005 Annual Report on Form 10-K)

31.1	Rule 13a-14(a) Certification from Mr. Thomas A. Carr, dated April 28, 2006*

31.2	Rule 13a-14(a) Certification from Mr. Stephen E. Riffee, dated April 28, 2006*

32.1	Section 1350 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K)

99.1	Part III, Item 10 of CarrAmerica’s 10-K/A, filed on April 28, 2006*

99.2	Part III, Item 11 of CarrAmerica’s 10-K/A, filed on April 28, 2006*

99.3	Part III, Item 13 of CarrAmerica’s 10-K/A, filed on April 28, 2006*

99.4	Part III, Item 14 of CarrAmerica’s 10-K/A, filed on April 28, 2006*

*	Filed herewith
+	Denotes a management contract or compensatory plan contract or arrangement

15(b) Exhibits

The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on April 28, 2006.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P.

By:	/s/ THOMAS A. CARR
Thomas A. Carr Chairman of the Board and Chief Executive Officer (of CarrAmerica Realty Corporation, the general partner of the registrant)