Form 10-Q
period 2006-03-31
CARRAMERICA REALTY OPERATING PARTNERSHIP LP
filed 2006-05-05
CIK 1284410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2006

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

Number of Class A (or Common) partnership units outstanding

as of April 21, 2006: 59,043,031 units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Part I

Item 1. Financial Statements

The information furnished in our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this report. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

(In thousands)	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Rental property:
Land	$779,377	$761,901
Buildings	2,079,634	2,041,465
Tenant improvements	489,414	469,633
Furniture, fixtures and equipment	51,861	49,007

	3,400,286	3,322,006
Less: Accumulated depreciation	(787,217)	(755,647)

Total rental property	2,613,069	2,566,359

Land held for development or sale	56,183	40,141
Construction in progress	19,188	3,681
Assets held for sale	—	33,840
Cash and cash equivalents	—	15,811
Restricted deposits	2,717	4,472
Accounts and notes receivable, net	59,862	61,358
Investments in unconsolidated entities	128,869	130,384
Accrued straight-line rents	95,223	88,162
Tenant leasing costs, net	64,164	60,922
Intangible assets, net	129,562	124,554
Prepaid expenses and other assets	19,993	22,488

	$3,188,830	$3,152,172

Liabilities, Minority Interest, and Partners' Capital
Liabilities:
Mortgages and notes payable, net	$1,929,895	$1,875,706
Accounts payable and accrued expenses	97,751	110,953
Rent received in advance and security deposits	38,967	32,534

Total liabilities	2,066,613	2,019,193

Minority interest	58,692	58,470

Partners' Capital:
Preferred units	201,250	201,250
Common units
General partner	8,619	8,729
Limited partners	853,281	864,195
Accumulated other comprehensive income—Unrealized gains on available-for-sale securities	375	335

Total partners' capital	1,063,525	1,074,509
Commitments and contingencies

	$3,188,830	$3,152,172

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three Months Ended March 31, 2006 and 2005

(In thousands)	Three Months Ended March 31,
	2006	2005
	(unaudited)
Operating revenues:
Rental revenue:
Base rent	$98,248	$96,922
Recoveries from tenants	15,910	14,739
Parking and other tenant charges	3,122	3,580

Total rental revenue	117,280	115,241
Real estate service revenue	5,864	5,573

Total operating revenues	123,144	120,814

Operating expenses:
Property expenses:
Operating expenses	31,585	29,189
Real estate taxes	10,639	10,685
General and administrative	12,690	10,749
Depreciation and amortization	37,101	32,517

Total operating expenses	92,015	83,140

Real estate operating income	31,129	37,674

Other (expense) income:
Interest expense	(30,669)	(29,199)
Equity in earnings of unconsolidated entities	1,132	1,070
Interest and other income	1,877	1,450

Net other expense	(27,660)	(26,679)

Income from continuing operations before income taxes, minority interest, impairment losses on real estate and gain (loss) on sale of properties	3,469	10,995
Income taxes	(546)	(172)
Minority interest	(3,019)	(1,791)
Gain on sale of properties	17,584	88,094

Income from continuing operations	17,488	97,126
Discontinued operations	—	(2,084)

Net income	17,488	95,042

Less: Distributions on preferred and unvested restricted units	(4,069)	(4,031)

Net income available to general and limited partners	$13,419	$91,011

Net income attributable to general partner	$134	$910

Net income attributable to limited partners	$13,285	$90,101

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2006 and 2005

(In thousands)	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$17,488	$95,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,101	34,961
Minority interest	3,019	1,791
Equity in earnings of unconsolidated entities	(1,132)	(1,070)
Operating distributions from unconsolidated entities	2,322	825
Gain on sale of properties	(17,584)	(88,094)
Impairment losses on real estate	—	4,000
Provision for (recovery of) uncollectible accounts	195	(69)
Stock-based compensation	1,804	1,305
Lease intangible amortization	3,168	2,009
Amortization of deferred financing costs	1,070	1,003
Other	(542)	622
Changes in assets and liabilities:
Decrease in accounts receivable	3,884	5,214
Increase in accrued straight-line rents	(6,943)	(3,015)
Additions to tenant leasing costs	(4,901)	(4,271)
Increase in intangible assets	(6,788)	—
Increase in prepaid expenses and other assets	(276)	(2,666)
Decrease in accounts payable and accrued expenses	(16,540)	(24,781)
Decrease in rent received in advance and security deposits	6,004	(5,878)

Total adjustments	3,861	(78,114)

Net cash provided by operating activities	21,349	16,928

Cash flows from investing activities:
Rental property additions	(3,963)	(1,859)
Additions to tenant improvements	(15,445)	(6,063)
Additions to land held for development or sale and construction in progress	(1,440)	(134)
Rental property acquisitions and deposits	(77,200)	—
Issuance of notes receivable	(2,860)	(6,540)
Payments on notes receivable	395	419
Distributions from unconsolidated entities	15,475	945
Investments in unconsolidated entities	(14,947)	(3,119)
Acquisition of minority interest	(157)	(3,831)
Decrease (increase) in restricted deposits	1,896	(655)
Proceeds from sale of residential property	—	930
Proceeds from sales of properties	51,336	191,940

Net cash (used in) provided by investing activities	(46,910)	172,033

Cash flows from financing activities:
Issuance of common units	3,067	2,129
Repayment of unsecured notes	—	(100,000)
Net borrowings (repayments) on unsecured credit facility	44,000	93,000
Repayments of mortgages and notes payable	(1,478)	(1,497)
Distributions to partners and minority interests	(35,839)	(34,092)

Net cash provided by (used in) financing activities	9,750	(40,460)

(Decrease) increase in cash and cash equivalents	(15,811)	148,501
Cash and cash equivalents, beginning of the period	15,811	4,735

Cash and cash equivalents, end of the period	$—	$153,236

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $651 for the three months ended March 31, 2006)	$35,680	$40,376

Income tax payments	$4,824	$184

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Business

We are a Delaware Limited Partnership. Along with our subsidiaries, we focus on the acquisition, development, ownership and operation of office properties, located primarily in selected markets across the United States. We were formed on March 17, 2004 by CarrAmerica Realty Corporation (“CarrAmerica”), a fully integrated, self-administered, self-managed publicly traded real estate investment trust (“REIT”). CarrAmerica formed us for the purpose of restructuring the manner in which CarrAmerica held its assets by converting to an umbrella partnership real estate investment trust or UPREIT structure. On June 30, 2004, in connection with this conversion, CarrAmerica contributed substantially all of its assets to us in exchange for common and preferred partnership units and our assumption of substantially all of CarrAmerica’s liabilities. Since the UPREIT restructuring, substantially all of CarrAmerica’s business is conducted through us.

We are managed by CarrAmerica as our sole general partner. As general partner, CarrAmerica generally has exclusive power under our partnership agreement to manage and conduct our business, subject to certain limited approval and voting rights of the other limited partners. CarrAmerica and its wholly owned subsidiary, CarrAmerica OP, LLC, a Delaware limited liability company, also own units of common limited partnership interest in us. The number of common units held by CarrAmerica and CarrAmerica OP, LLC is at all times equal to the number of shares of common stock of CarrAmerica outstanding (59,039,073 at March 31, 2006). CarrAmerica and CarrAmerica OP, LLC owned 100% of our outstanding common units at March 31, 2006. In connection with the UPREIT conversion, we also issued to CarrAmerica 8,050,000 Series E Cumulative Redeemable Preferred Partnership Units with terms that are substantially the same as the economic terms of CarrAmerica’s Series E preferred stock. These preferred units represented 100% of our outstanding preferred units at March 31, 2006.

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

The financial statements have been prepared using the accounting policies described in our 2005 annual report on Form 10-K.

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

(d)	Derivative Financial Instruments and Hedging

On November 20, 2002, in conjunction with the issuance of $175.0 million of our 5.25% senior unsecured notes, we entered into interest rate swap agreements with JPMorgan Chase Bank, Bank of America, N.A. and Goldman, Sachs & Co. Under the terms of these agreements, we received interest at a fixed rate of 5.25% and paid interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps matured at the same time the notes were due. The swaps qualified as fair value hedges for accounting purposes. We recognized an increase in interest expense for the three months ended March 31, 2005 of approximately $14,000 related to the swaps. On April 18, 2005, we terminated these swap agreements by paying approximately $2.0 million. This payment is being amortized to interest expense over the remaining term of the senior unsecured notes which mature November 2007. The effective rate of interest on the notes giving effect to the swap termination is 5.69%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of our 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JPMorgan Chase Bank and Bank of America, N.A. Under the terms of these agreements, we receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of March 31, 2006, the fair value of the interest rate swaps was a payable of approximately $(5.3) million. We recognized an increase in interest expense for the three months ended March 31, 2006 and 2005 of approximately $0.5 million and $0.1 million, respectively, related to the swaps. As of March 31, 2006, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 5.76%.

On August 10, 2004, we entered into interest rate lock agreements with a notional amount of $150.0 million with JPMorgan Chase Bank, Goldman, Sachs & Co. and Morgan Stanley in anticipation of our 5.125% $200.0 million senior unsecured note offering. We settled the interest rate locks on August 20, 2004 and paid $0.6 million to the counterparties. The interest rate locks qualified as cash flow hedges and are being amortized to interest expense over the life of our senior unsecured notes due in 2011. During the three months ended March 31, 2006 and 2005, the impact of the interest rate locks on interest expense was not material.

(e)	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period’s presentation.

(f)	Other Comprehensive Income

We hold stock warrants which we obtained from a former tenant in settlement of its lease obligations. The unrealized gain or loss on these securities is an item of other comprehensive income.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Comprehensive income is summarized as follows:

(In thousands)	Three Months Ended March 31,
	2006	2005
Net income	$17,488	$95,042
Item of comprehensive income - Unrealized gain (loss) on securities	40	(91)

Comprehensive income	$17,528	$94,951

(2)	Proposed Merger with an Affiliate of The Blackstone Group

On March 5, 2006, we and CarrAmerica, along with our subsidiaries Carr Realty Holdings, L.P., a Delaware limited partnership (“CRH”), and CarrAmerica Realty, L.P., a Delaware limited partnership (“CAR”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nantucket Parent LLC, a Delaware limited liability company (“Parent”), Nantucket Acquisition Inc., a Maryland corporation and wholly owned subsidiary of the Parent (“MergerCo”), Nantucket CRH Acquisition L.P., a Delaware limited liability partnership whose general partner is MergerCo (“NCRH Merger Partnership”) and Nantucket CAR Acquisition L.P., a Delaware limited partnership whose general partner is MergerCo (“NCAR Merger Partnership”). Parent, MergerCo, NCRH Merger Partnership and NCAR Merger Partnership (collectively, the “Buyer Parties”) are affiliates of The Blackstone Group (“Blackstone”). The Merger Agreement and the transactions contemplated thereby were approved unanimously by CarrAmerica’s Board of Directors.

Pursuant to the Merger Agreement, concurrently at closing, (1) NCRH Merger Partnership will be merged with and into CRH with CRH continuing as the surviving limited partnership, and (2) NCAR Merger Partnership will be merged with and into CAR with CAR continuing as the surviving limited partnership (collectively, the “Partnership Mergers”). Immediately after the effective time of the later of the Partnership Mergers, we will be merged with and into MergerCo with MergerCo continuing as the surviving corporation (the “Company Merger,” and together with the Partnership Mergers, the “Mergers”).

In connection with the Partnership Mergers, each unit of limited partnership interest in CRH and CAR, respectively, issued and outstanding immediately prior to the effective time of the applicable Partnership Merger and not owned by CarrAmerica or any of its subsidiaries (including us) will be converted automatically into the right to receive $44.75 in cash, without interest and less any applicable withholding taxes; provided, however, in lieu of the cash consideration, each holder of such units that is an “accredited investor,” as defined under the U.S. securities laws will be offered the opportunity to elect to convert all, but not less than all, of such holder’s units for newly issued 6% Class A preferred unit in the applicable surviving partnership on a one-for-one basis.

In connection with the Company Merger, (1) each share of CarrAmerica’s common stock issued and outstanding immediately prior to the effective time of the Company Merger (other than shares owned by CarrAmerica or its subsidiaries (including us) or MergerCo) will be converted automatically into the right to receive $44.75 in cash, without interest and less any applicable withholding taxes, and (2) each share of CarrAmerica’s 7.5% Series E cumulative redeemable preferred stock issued and outstanding immediately prior to the effective time of the Company Merger will be converted automatically into the right to receive one share of 7.5% Series E cumulative redeemable preferred stock of the surviving corporation of the Company Merger on substantially the same terms as CarrAmerica’s Series E preferred stock. As promptly as practicable following the Company Merger, the surviving corporation in the Company Merger will liquidate into Parent. In connection therewith, holders of its Series E preferred stock will be paid an amount equal to $25.00 per share plus any accrued and unpaid dividends in accordance with the terms of such preferred stock. Each outstanding option to purchase CarrAmerica’s common stock under any employee stock option or incentive plan will be cancelled in exchange for the right to receive, for each share of common stock issuable upon exercise of such option, cash in the amount of the difference between $44.75 and the exercise price per share of any such option.

We, CarrAmerica and the Buyer Parties have made customary representations, warranties and covenants in the Merger Agreement, including, among others, CarrAmerica’s covenant not to, and not to permit us or any other subsidiary of CarrAmerica to, solicit alternative transactions or, subject to certain exceptions, participate in discussions relating to an alternative transaction or furnish non-public information pursuant to an alternative

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

transaction. CarrAmerica will also be permitted to pay its regular quarterly dividend payable with respect to the first quarter of 2006, up to a maximum of $0.50 per share, which is the amount it currently expects to pay, but thereafter will not be permitted to pay dividends to holders of its common stock.

The Mergers are subject to customary closing conditions including, among other things, (1) the approval of the Company Merger by the affirmative vote of holders of two-thirds of CarrAmerica’s outstanding common stock, (2) the pay off and termination of our credit facility, and (3) the success of the consent solicitations for outstanding senior notes (unless called for redemption and paid for or satisfied and discharged). The closing of the Mergers are not subject to a financing condition.

Pending completion of the Company Merger, CarrAmerica and we have agreed to carry on our respective business in the usual, regular and ordinary course consistent with past practice. Under the Merger Agreement, CarrAmerica and we have agreed to various covenants regarding the conduct of our respective business and other general matters. These covenants include, among other things, limitations on CarrAmerica’s and our ability to purchase, acquire, sell, encumber, transfer or dispose of our assets, enter into or amend any material contract and, subject to a list of enumerated exceptions in the Merger Agreement, incur or repay indebtedness, issue or repurchase equity, make capital contributions to joint ventures or encumber company properties.

(3)	Gain on Sale of Properties, Discontinued Operations and Impairment Losses

The tables below summarize property sales for the three months ended March 31, 2006 and 2005:

2006
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Sunrise Corporate Center	Jan-06	258,058	51,336	17,547

2005
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Alton Deere	Mar-05	182,561	31,469	9,002
CarrAmerica Corporate Center	Mar-05	1,004,679	153,986	77,433

During the three months ended March 31, 2006, we disposed of our Sunrise Corporate Center property. We recognized a gain of approximately $17.5 million on the transaction. We continue to manage the property under a management agreement and the gain and the operating results of the property are not classified as discontinued operations due to our continuing involvement.

During the three months ended March 31, 2005, we disposed of our Alton Deere property. We recognized a gain of approximately $9.0 million on the transaction. On March 31, 2005, we had a partial sale of CarrAmerica Corporate Center to a joint venture in return for a 19% interest in the venture and cash of approximately $154.0 million. We recognized a gain of $77.4 million on the transaction. We funded $2.7 million of additional capital to this venture increasing our percentage ownership to 20% in the third quarter of 2005. We continue to manage both properties under management agreements and the gains on these sales and the operating results of these properties are not classified as discontinued operations due to our continuing involvement. In addition to these sales, a joint venture in which we own a 30% interest, sold a condominium interest in a building. We recognized a gain of $1.7 million on the transaction and received cash proceeds of $6.5 million.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Operating results of the properties classified as discontinued operations, all of which were sold in 2005, are summarized as follows:

(In thousands)	For the Three Months Ended March 31, 2005
Revenue	$7,128
Property expenses	2,468
Depreciation and amortization	2,444

Net operations of properties sold or held for sale	2,216
Interest expense	(300)
Impairment losses	(4,000)

Discontinued operations	$(2,084)

Number of buildings included in discontinued operations*	19

*	Includes Westlake Spectrum, Hacienda West, Phoenix, Valley Business Park II, Two Mission, Quorum North, 5000 Quorum, Quorum Place and 2600 W. Olive

We are currently marketing or anticipate marketing several properties for sale. There can be no assurance any of these sales will be consummated.

(4)	Acquisitions

During the first three months of 2006, we made acquisitions of operating properties (4 buildings) and land parcels from third parties. Our investment was approximately $89.1 million, comprised of both cash and debt. The table below details our 2006 consolidated operating property acquisitions.

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Cost (000)
Casey (building)	Seattle, WA	Jan-06	1	77,759	$22,337
Casey (land)	Seattle, WA	Jan-06	—	—	29,767
1414 Dexter Ave. (land)	Seattle, WA	Feb-06	—	—	4,235
3553 N. First	Northern California	Jan-06	1	85,585	10,308
Lantana	Austin, TX	Mar-06	2	133,817	22,487

The aggregate purchase cost of properties and land acquired in 2006 was allocated as follows:

(In thousands)	2006
Land	$47,307
Lease intangibles	3,710
Building and tenant improvements	38,890
Deferred revenue and other	(773)

$89,134

(5)	Stock Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) . SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. We had previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” to all stock/unit compensation awards issued prior to January 1, 2003. In January 2003, we had adopted the fair value based method of accounting for stock-based compensation

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

costs for all stock/unit awards issued after January 1, 2003. We adopted the modified prospective application of SFAS No. 123(R). During the first quarter of 2006, we recognized $69,000 of compensation expense related to unvested stock options for which the requisite service period has yet not been completed and for which compensation expense has previously not been recognized.

Our primary share-based compensation plan is CarrAmerica restricted stock which is issued under CarrAmerica’s 1997 Employee Stock Option and Incentive Plan. As of March 31, 2006, 17,494 restricted shares were outstanding and vest over five years and 573,213 restricted shares were outstanding and vest over four years. The remaining compensation expense to be recognized associated with the 590,707 restricted shares outstanding at March 31, 2006 was approximately $18.3 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.6 years. For the three months ended March 31, 2006, we recognized $1.5 million of compensation expense related to CarrAmerica’s outstanding restricted stock. The following table summarizes our restricted stock activity for the first three months of 2006:

Balance outstanding @ 12/31/05	500,484
Granted	214,653
Vested	(118,895)
Forfeited	(5,535)

Balance outstanding @ 3/31/06	590,707

At March 31, 2006, CarrAmerica had 1,471,833 options outstanding under its 1997 Employee Stock Option and Incentive Plan. Of these, 93,992 options outstanding are unvested. 28,750 options vest in the second quarter of 2006 and the remaining 65,242 vest between February and April 2007. The remaining unrecognized compensation expense associated with these options is approximately $0.1 million at March 31, 2006. The following table summarizes CarrAmerica’s stock option activity granted under the 1997 Employee Stock Option and Incentive Plan for the first three months of 2006:

Balance outstanding @ 12/31/05	1,647,014
Exercised	(172,369)
Forfeited	(2,812)

Balance outstanding @ 3/31/06	1,471,833

At March 31, 2006, CarrAmerica had 30,000 vested options outstanding under CarrAmerica’s 1995 Non-Employee Director Stock Option Plan. These options expire in the second quarter of 2006.

At March 31, 2006, there were 39,884 deferred vested units outstanding that are convertible to CarrAmerica common stock over the period to 2008 or when the employees leave us if sooner.

At March 31, 2006, there were 22,620 restricted units outstanding that will be settled in cash. We recognized compensation expense of $0.1 million associated with these restricted units in the first quarter of 2006. The remaining compensation expense associated with these units is approximately $0.6 million to be recognized over a weighted average period of 1.75 years. The market value of these units was approximately $1.0 million at March 31, 2006.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(6)	Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	March 31, 2006	December 31, 2005
Fixed rate mortgages	$250,937	$240,313
Notes payable	2,999	3,214
Unsecured credit facility	164,000	120,000
Senior unsecured notes	1,525,000	1,525,000

	1,942,936	1,888,527
Unamortized discount, swap terminations and fair value adjustment, net	(13,041)	(12,821)

	$1,929,895	$1,875,706

We repaid $1.2 million of fixed rate mortgage debt in the first three months of 2006.

On June 30, 2004, we entered into a new $500.0 million, three year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. The facility replaced, and was used to repay all amounts outstanding under our previous senior unsecured credit facility. We may increase the facility to $700.0 million by our request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at our option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 5.50% as of March 31, 2006. As of March 31, 2006, $164.0 million was drawn on the credit facility, $14.2 million in letters of credit were outstanding, and we had $321.8 million available for borrowing.

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

As of March 31, 2006, we are in compliance with all of our debt covenants related to our unsecured line of credit, however, our ability to draw on our unsecured facility or incur other significant debt in the future could be restricted by the covenants. During the remainder of 2006, we may approach the limit of our unencumbered leverage ratio which restricts unsecured debt outstanding to no more than 60% of unencumbered assets. As of March 31, 2006, our unencumbered leverage ratio was 57.8%. Our unencumbered leverage ratio is most significantly impacted by the performance of our operating properties and net borrowings required to fund capital expenditures and pay our dividend as a result of insufficient operating cash flow. Incurring additional unsecured debt to acquire additional unencumbered assets does not impact our unencumbered leverage ratio as significantly as incurring additional debt for other purposes. The tangible fair market value of our unencumbered properties is calculated by applying capitalization rates stipulated in our line of credit of 8.5%—9.0% to current operating income. Therefore, our unencumbered leverage ratio could increase if the operating income of our unencumbered properties decreases. Additionally, the ratio will increase as we acquire properties which have operating income which is lower than 8.5%—9.0% of the amount invested. If our unencumbered leverage ratio increases and surpasses 60%, it could impact our business and operations, including our ability to incur additional unsecured debt, draw on our unsecured line of credit, which is our primary source of short term liquidity, acquire leveraged properties or invest in properties through joint ventures. We expect to terminate and repay this credit facility at the time of the consummation of the proposed merger discussed in Note 2.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

We have senior unsecured notes outstanding at March 31, 2006 as follows:

(In thousands)	Note Principal	Unamortized Discount	Swap Settlement/ Fair Value Adjustment	Total
7.375% notes due in 2007	$125,000	$(180)	$—	$124,820
5.261% notes due in 2007	50,000	(50)	—	49,950
5.25% notes due in 2007 (1)	175,000	(450)	(1,284)	173,266
3.625% notes due in 2009	225,000	(459)	(5,321)	219,220
6.875% notes due in 2008	100,000	(791)	—	99,209
5.125% notes due in 2011	200,000	(487)	—	199,513
7.125% notes due in 2012	400,000	(3,186)	—	396,814
5.500% notes due in 2010	250,000	(833)	—	249,167

	$1,525,000	$(6,436)	$(6,605)	$1,511,959

(1)	Swap settlement amount is being amortized to interest expense over the remaining life of the notes.

All of the notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries.

Our senior unsecured notes also contain covenants with which we must comply. These covenants include:

•	Limits on our total indebtedness on a consolidated basis;

•	Limits on our secured indebtedness on a consolidated basis;

•	Limits on our required debt service payments; and

•	Compliance with the financial covenants of our credit facility.

We were in compliance with our senior unsecured notes covenants as of March 31, 2006.

Under the Merger Agreement referred to in note 2, we and CarrAmerica have agreed to use our commercially reasonable efforts to commence offers to purchase and related consent solicitations relating to all of the aggregate principal amount of the senior unsecured notes that we have outstanding, on the terms and subject to the conditions set forth in the related tender offer documentation that will be distributed to the holders of such notes. In connection with the offers to purchase the senior unsecured notes, we will seek the consents of the holders of the senior unsecured notes to amend the indentures governing the senior unsecured notes to eliminate substantially all of the restrictive covenants contained in such senior unsecured notes and the indentures, eliminate certain events of default, modify covenants regarding mergers, and modify or eliminate certain other provisions contained in the indentures and the senior unsecured notes. Assuming the requisite consents are received from the holders of the senior unsecured notes to amend the indentures and the senior unsecured notes, the amendments will become operative concurrently with the Company Merger effective time, so long as all validly tendered notes are accepted for purchase pursuant to the offers to purchase upon the completion of the Mergers, whereupon the amendments will apply to all such senior unsecured notes remaining outstanding following completion of the applicable offers to purchase. The proposed terms of the amended senior unsecured notes and indentures will be described in the tender offer documents. Assuming that all of the conditions to the tender offers and consent solicitations are satisfied or waived, concurrently with the Company Merger effective time, senior unsecured notes validly tendered in the tender offers will be accepted for payment. In the event the requisite consents have not been validly delivered (without having been properly withdrawn) with respect to any series of senior unsecured notes, we and CarrAmerica may issue an irrevocable notice of optional redemption for all of the then outstanding senior unsecured notes of such series in accordance with the terms of the applicable indenture governing such series, which would provide for the satisfaction and discharge of such senior unsecured notes and such indenture.

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(7)	Guarantees

Our obligations under guarantee agreements at March 31, 2006 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	Atlantic Building	Mar-07	25,000,000	160,000
Completion[2]	Atlantic Building	Mar-07	20,284,097	250,000
Completion[3]	Shakespeare Theatre	Dec-06	12,792,436	725,000
Loan[4]	10UCP	Nov-06	1,015,000	—
Loan[5]	Square 320	Jul-06	19,570,000	165,000

1.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. The third party owns 100% of the property owning entity. We have a security interest in the property owning entity. In the event of default, we can exercise our rights under the loan documents to foreclose on the membership interests of the property owning entity and sell such membership interest to mitigate our exposure under the guarantees.
2.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
3.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender and/or owners. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
4.	Lease-up guarantee to a lender. Funds related to this guarantee are being held in escrow by a joint venture in which we own a minority interest.
5.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. The third party owns 100% of the property owning entity. We have a security interest in the property owning entity. In the event of default, we can exercise our rights under the loan documents to foreclose on the membership interests of the property owning entity and sell such membership interest to mitigate our exposure under the guarantees.

In the normal course of business, we guarantee our performance of services or indemnify third parties against our negligence.

(8)	Segment Information

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

CARRAMERICA REALTY OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Operating results of our reportable segment and our other operations for the three months ended March 31, 2006 and 2005 are summarized as follows:

	For the three months ended March 31, 2006
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Total
Revenue	$117.3	$5.8	$123.1
Segment expense	42.2	12.7	54.9

Property/Segment operating income (loss)	75.1	(6.9)	68.2

Depreciation expense			37.1
Operating income			31.1
Interest expense			(30.7)
Other income			3.0
Minority interest and taxes			(3.5)
Gain on sale of properties			17.6

Net income			$17.5

	For the three months ended March 31, 2005
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$122.4	$5.5	$(7.1)	$120.8
Segment expense	42.4	10.7	(2.5)	50.6

Property/Segment operating income (loss)	80.0	(5.2)	(4.6)	70.2

Depreciation expense				32.5

Operating income				37.7
Interest expense				(29.2)
Other income				2.5
Minority interest and taxes				(2.0)
Gain on sale of properties				88.1
Discontinued operations				(2.1)

Net income				$95.0

(9)	Supplemental Cash Flow Information

On March 27, 2006, we acquired a property in Austin, Texas. We assumed $11.8 million of mortgage debt associated with the property.

(10)	Subsequent Event

On April 7, 2006, we entered into a joint venture with JP Morgan. The joint venture purchased an operating property in Dallas, Texas for approximately $62.5 million subject to $39.0 million of debt. We contributed $4.7 million to the venture in exchange for a 20% interest.

In connection with this transaction, a note receivable in the amount of $14.1 million owed to us by the owner of the property the joint venture purchased was paid in full.

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

Proposed Merger with an Affiliate of The Blackstone Group

On March 5, 2006, we and CarrAmerica along with our subsidiaries, Carr Realty Holdings, L.P., a Delaware limited partnership (“CRH”), and CarrAmerica Realty, L.P., a Delaware limited partnership (“CAR”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nantucket Parent LLC, a Delaware limited liability company (“Parent”), Nantucket Acquisition Inc., a Maryland corporation and wholly owned subsidiary of the Parent (“MergerCo”), Nantucket CRH Acquisition L.P., a Delaware limited liability partnership whose general partner is MergerCo (“NCRH Merger Partnership”) and Nantucket CAR Acquisition L.P., a Delaware limited partnership whose general partner is MergerCo (“NCAR Merger Partnership”). Parent, MergerCo, NCRH Merger Partnership and NCAR Merger Partnership (collectively, the “Buyer Parties”) are affiliates of The Blackstone Group (“Blackstone”). The Merger Agreement and the transactions contemplated thereby were approved unanimously by CarrAmerica’s Board of Directors.

Pursuant to the Merger Agreement, concurrently at closing, (1) NCRH Merger Partnership will be merged with and into CRH with CRH continuing as the surviving limited partnership, and (2) NCAR Merger Partnership will be merged with and into CAR with CAR continuing as the surviving limited partnership (collectively, the “Partnership Mergers”). Immediately after the effective time of the later of the Partnership Mergers, we will be merged with and into MergerCo with MergerCo continuing as the surviving corporation (the “Company Merger,” and together with the Partnership Mergers, the “Mergers”).

In connection with the Partnership Mergers, each unit of limited partnership interest in CRH and CAR, respectively, issued and outstanding immediately prior to the effective time of the applicable Partnership Merger and not owned by CarrAmerica or any of its subsidiaries (including us) will be converted automatically into the right to receive $44.75 in cash, without interest and less any applicable withholding taxes; provided, however, in lieu of the cash consideration, each holder of such units that is an “accredited investor,” as defined under the U.S. securities laws will be offered the opportunity to elect to convert all, but not less than all, of such holder’s units for newly issued 6% Class A preferred unit in the applicable surviving partnership on a one-for-one basis.

In connection with the Company Merger, (1) each share of CarrAmerica’s common stock issued and outstanding immediately prior to the effective time of the Company Merger (other than shares owned by CarrAmerica or its subsidiaries (including us) or MergerCo) will be converted automatically into the right to receive $44.75 in cash, without interest and less any applicable withholding taxes, and (2) each share of CarrAmerica’s 7.5% Series E cumulative redeemable preferred stock issued and outstanding immediately prior to the effective time of the Company Merger will be converted automatically into the right to receive one share of 7.5% Series E cumulative redeemable preferred stock of the surviving corporation of the Company Merger on substantially the same terms as CarrAmerica’s Series E preferred stock. As promptly as practicable following the Company Merger, the surviving corporation in the Company Merger will liquidate into Parent. In connection therewith, holders of its Series E preferred stock will be paid an amount equal to $25.00 per share plus any accrued and unpaid dividends in accordance with the terms of such preferred stock.

Each outstanding option to purchase CarrAmerica’s common stock under any employee stock option or incentive plan will be cancelled in exchange for the right to receive, for each share of common stock issuable upon exercise of such option, cash in the amount of the difference between $44.75 and the exercise price per share of any such option.

We, CarrAmerica and the Buyer Parties have made customary representations, warranties and covenants in the Merger Agreement, including, among others, CarrAmerica’s covenant not to, and not to permit us or any other subsidiary of CarrAmerica to, solicit alternative transactions or, subject to certain exceptions, participate in discussions relating to an alternative transaction or furnish non-public information pursuant to an alternative transaction. CarrAmerica will also be permitted to pay its regular quarterly dividend payable with respect to the first quarter of 2006, up to a maximum of $0.50 per share, which is the amount it currently expects to pay, but thereafter will not be permitted to pay dividends to holders of its common stock.

Management’s Discussion and Analysis

The Mergers are subject to customary closing conditions including, among other things, (1) the approval of the Company Merger by the affirmative vote of holders of two-thirds of CarrAmerica’s outstanding common stock, (2) the pay off and termination of our credit facility, and (3) the success of the consent solicitations for outstanding senior notes (unless called for redemption and paid for or satisfied and discharged). The closing of the Mergers are not subject to a financing condition.

Pending completion of the Company Merger, CarrAmerica and we have agreed to carry on our respective business in the usual, regular and ordinary course consistent with past practice. Under the Merger Agreement, CarrAmerica and we have agreed to various covenants regarding the conduct of our respective business and other general matters. These covenants include, among other things, limitations on CarrAmerica’s and our ability to purchase, acquire, sell, encumber, transfer or dispose of our assets, enter into or amend any material contract and, subject to a list of enumerated exceptions in the Merger Agreement, incur or repay indebtedness, issue or repurchase equity, make capital contributions to joint ventures or encumber company properties.

Real Estate Operations

After several years of adverse conditions in the commercial office real estate markets, vacancy rates peaked in the majority of our markets in 2003 and then began to improve. At the end of 2005, vacancy rates in all of our markets were declining due to continuing positive net absorption. As a result of improved office job growth, we believe leasing activity is up significantly, and we believe that market rental rates have stabilized in all of our markets and have improved in most of our markets, including Washington, D.C. and Southern California. We anticipate rental economics will continue to improve in the all of our markets in 2006.

As a result of the improving market conditions described above, our occupancy in our consolidated portfolio of operating properties increased to 90.5% at March 31, 2006 compared to 89.4% at December 31, 2005 and 88.6% at March 31, 2005. If demand continues to improve in the remainder of 2006, we expect our occupancy to improve further. Our occupancy improved in 2006 over 2005 due to improving rental markets. Our same store (properties we owned in both years) occupancy was 89.8% at March 31, 2006 compared to 87.7% at March 31, 2005.

Not withstanding the improving markets for office space and declining vacancy rates in most of our markets, rental rates on space that was re-leased in 2006 decreased an average of 5.0% as compared to rates under expiring leases. While we believe market rental rates have stabilized and are improving in many of our markets, rental rates for in-place leases in certain markets, particularly in our Northern California market, remain significantly above current market rental rates. We estimate that market rental rates on leased space expiring in the remainder of 2006 will be, on average, approximately 5-10% lower than straight-lined rents on expiring leases. We have 1.9 million square feet of space on which leases are currently scheduled to expire in 2006, including 0.7 million square feet of space in Northern California where we expect the largest roll-down of rents to occur on expiring leases.

We are currently marketing or anticipate marketing several properties for sale. There can be no assurance any of these sales will be consummated. We plan to use any proceeds resulting from the sale of any property for the acquisition or development of other properties or for general corporate purposes, including ongoing tenant improvements and the funding of cash flow shortfalls in order to maintain and pay distributions to CarrAmerica and to third party unitholders in certain of our subsidiaries.

General

During the three months ended March 31, 2006 we entered into agreements with respect to or completed the following significant transactions:

•	We entered into an Agreement and Plan of Merger with affiliates of The Blackstone Group.

•	We sold a property in Reston, Virginia generating net proceeds of approximately $51.3 million.

•	We acquired three operating properties and land parcels for approximately $89.1 million in cash and debt.

During the three months ended March 31, 2005 we completed the following significant transactions:

•	We retired $100.0 million of senior unsecured notes with proceeds from our unsecured line of credit.

Management’s Discussion and Analysis

•	We had a partial sale of one operating property (seven buildings) with 1.0 million rentable square feet to a joint venture in exchange for a 19% interest and cash proceeds of approximately $154.0 million.

•	We disposed of an operating property (six buildings) generating net proceeds of approximately $31.5 million.

•	A joint venture in which we are a 30% partner sold a condominium interest in a building. We received cash of $6.5 million from the partial sale.

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

Management’s Discussion and Analysis

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

Management’s Discussion and Analysis

Results Of Operations

Property Operating Revenue

Property operating revenue is summarized as follows:

	For the three months ended March 31,		Variance
			2006 vs. 2005
(In millions)	2006	2005
Minimum base rent	$98.2	$96.9	$1.3
Recoveries from tenants	15.9	14.7	1.2
Parking and other tenant charges	3.1	3.6	(0.5)

Property operating revenue is composed of minimum base rent from our office buildings, revenue from the recovery of operating expenses from our tenants and other revenue such as parking and termination fees. Occupancy in our consolidated buildings by market as of March 31, 2006 and 2005 was as follows:

	March 31, 2006		March 31, 2005		Variance
Market	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased
Washington, DC	4,572,892	94.2	4,257,623	97.8	315,269	(3.6)
Chicago	1,221,731	83.2	1,225,916	63.8	(4,185)	19.4
Dallas	467,468	93.1	1,005,386	86.8	(537,918)	6.3
Austin	398,639	97.4	265,901	78.1	132,738	19.3
Denver	899,185	90.0	910,325	92.9	(11,140)	(2.9)
Phoenix	—	—	532,506	100.0	(532,506)	(100.0)
Portland	275,193	85.8	275,193	81.8	—	4.0
Seattle	2,031,953	88.3	1,498,473	77.2	533,480	11.1
Salt Lake City	627,364	97.3	628,182	90.2	(818)	7.1
San Francisco	5,222,627	85.8	5,320,864	87.1	(98,237)	(1.3)
Los Angeles	405,406	92.6	660,226	83.1	(254,820)	9.5
Orange County	781,785	98.9	789,130	96.8	(7,345)	2.1
San Diego	1,502,469	95.0	1,316,162	95.2	186,307	(0.2)

Total	18,406,712	90.5	18,685,887	88.6	(279,175)	1.9

Minimum Base Rent

Minimum base rent increased $1.3 million (1.3%) in the first quarter of 2006 compared to 2005. The increase in minimum base rent in 2006 was due primarily to rents from buildings acquired in 2005 and 2006 ($8.2 million) partially offset by vacancies and lower rental rates on new leases ($6.9 million) and the property sold in January 2006.

Our lease rollover by square footage and rent at March 31, 2006 is as follows:

	Leased Sq. Footage[1]	Rent (000)
2006	1,854,075	$45,320
2007	1,706,540	45,469
2008	2,240,222	45,952
2009	2,969,328	62,555
2010	1,808,170	37,321
2011	1,472,764	37,121
2012	1,075,417	25,921
2013	811,834	22,300
2014	485,761	9,857
2015	696,844	17,499
2016 and thereafter	1,530,010	51,371

	16,650,965	$400,686

[1]	Does not include vacant space at 3/31/06 - 1.7 million sq. ft.

Management’s Discussion and Analysis

Recoveries from Tenants

Recoveries from tenants increased $1.2 million (8.2%) in the first quarter of 2006 from 2005. The increase in recoveries from tenants is primarily the result of recoveries from tenants in buildings acquired in 2005 and 2006 ($1.4 million).

Parking and Other Tenant Charges

Parking and other tenant charges decreased $0.5 million (13.9%) in the first quarter of 2006 from 2005 due primarily to lower lease termination fees. Lease termination fees are paid by a tenant in exchange for our agreement to terminate the lease or pursuant to a termination provision in its lease document. Vacancies created as a result of these terminations negatively impact future rents until the space is relet.

Property Expenses

Property expenses are summarized as follows:

	For the three months ended March 31,		Variance
			2006 vs. 2005
(In millions)	2006	2005
Property operating expenses	$31.6	$29.2	$2.4
Real estate taxes	10.6	10.7	(0.1)

Property operating expenses increased $2.4 million (8.2%) in the first quarter of 2006 from 2005 due primarily to expenses related to buildings acquired in 2005 and 2006 ($2.1 million) and higher operating expenses ($2.5 million) partially offset by sold properties ($2.2 million).

Real estate taxes decreased $0.1 million (0.9%) in the first quarter of 2006 from 2005. The decrease was due primarily to sold properties ($0.9 million) and reduced tax assessments ($0.1 million) partially offset by the impact of property acquisitions ($0.9 million).

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

	For the three months ended March 31,		Variance
			2006 vs. 2005
(In millions)	2006	2005
Property operating income	$75.1	$75.4	$(0.3)
Property operating income percent	64.0%	65.4%

Property operating income decreased $0.3 million (0.4%) in the first quarter of 2006 from 2005 due primarily to the impact of declining rental rates on new leases and higher operating expenses. Property operating income as a percentage of property operations revenue decreased to 64.0% for the first quarter of 2006 from 65.4% in 2005 for the same reason.

Real Estate Service Revenue

Real estate service revenue, which includes our third party property management services and our development services, increased $0.3 million in the first quarter of 2006 from 2005 due to higher development and management fees ($0.8 million) partially offset by lower leasing and facilities fees ($0.5 million).

Management’s Discussion and Analysis

General and Administrative Expense

General and administrative expense increased $1.9 million in the first quarter of 2006 as compared to 2005. The increase was due primarily to higher legal fees associated with our proposed merger with affiliates of The Blackstone Group ($1.7 million), severance costs for Chicago and Denver and stock compensation partially offset by lower litigation costs. In the first quarter of 2005, we settled litigation for $1.2 million.

Depreciation and Amortization

Depreciation and amortization increased $4.6 million (14.1%) in the first quarter of 2006 compared to the first quarter of 2005. This increase was due primarily to the effects of the depreciation and amortization related to buildings acquired in 2005 and 2006, including the amortization of related intangible assets.

Interest Expense

Interest expense increased $1.5 million (5.0%) during the first quarter of 2006 compared to 2005. This increase was due primarily to higher average interest rates ($3.2 million) partially offset by lower average levels of debt outstanding ($1.1 million) and higher capitalized interest ($0.6 million).

Other Income

Other income was $3.0 million in the first quarter of 2006 compared to $2.5 million in the first quarter of 2005 due primarily to increased interest income from our notes receivable ($0.4 million) and higher equity in earnings of our unconsolidated joint ventures ($0.1 million).

Gain on Sale of Properties and Discontinued Operations

The tables below summarize property sales for the three months ended March 31, 2006 and 2005:

2006
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Sunrise Corporate Center	Jan-06	258,058	51,336	17,547

2005
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Alton Deere	Mar-05	182,561	31,469	9,002
CarrAmerica Corporate Center	Mar-05	1,004,679	153,986	77,433

During the three months ended March 31, 2006, we disposed of our Sunrise Corporate Center property. We recognized a gain of approximately $17.5 million on the transaction. We continue to manage the property under a management agreement and the gain and the operating results of the property are not classified as discontinued operations due to our continuing involvement.

During the three months ended March 31, 2005, we disposed of our Alton Deere property. We recognized a gain of approximately $9.0 million on the transaction. On March 31, 2005, we had a partial sale of CarrAmerica Corporate Center to a joint venture in return for a 19% interest in the venture and cash of approximately $154.0 million. We recognized a gain of $77.4 million on the transaction. We funded $2.7 million of additional capital to this venture increasing our percentage ownership to 20% in the third quarter of 2005. We continue to manage both properties under management agreements and the gains on these sales and the operating results of these properties are not classified as discontinued operations due to our continuing involvement. In addition to these sales, a joint venture in which we own a 30% interest, sold a condominium interest in a building. We recognized a gain of $1.7 million on the transaction and received cash proceeds of $6.5 million.

Management’s Discussion and Analysis

Operating results of the properties classified as discontinued operations, all of which were sold in 2005, are summarized as follows:

(In thousands)	For the Three Months Ended March 31, 2005
Revenue	$7,128
Property expenses	2,468
Depreciation and amortization	2,444

Net operations of properties sold or held for sale	2,216
Interest expense	(300)
Impairment losses	(4,000)

Discontinued operations	$(2,084)

Number of buildings included in discontinued operations*	19

*	Includes Westlake Spectrum, Hacienda West, Phoenix, Valley Business Park II, Two Mission, Quorum North, 5000 Quorum, Quorum Place and 2600 W. Olive

We are currently marketing or anticipate marketing several properties for sale. There can be no assurance any of these sales will be consummated. We plan to use any proceeds resulting from the sale of any property for the acquisition or development of other properties or for general corporate purposes, including ongoing tenant improvements and the funding of cash flow shortfalls.

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the three months ended March 31,		Variance
			2006 vs. 2005
(In millions)	2006	2005
Cash provided by operating activities	$21.3	$16.9	$4.4
Cash (used in) provided by investing activities	(46.9)	172.0	(218.9)
Cash provided by (used in) financing activities	9.8	(40.5)	50.3

Operations generated $21.3 million of net cash for the first three months of 2006 compared to $16.9 million in 2005. The change in cash flow from operating activities was primarily the result of fluctuations in working capital.

Our investing activities used net cash of $46.9 million in 2006 and provided net cash of $172.0 million in 2005. The change in cash from investing activities in 2006 was due primarily to increased property acquisitions ($77.2 million) and lower proceeds from sales of properties ($140.6 million).

Our financing activities provided net cash of $9.8 million in 2006 and used net cash of $40.5 million in 2005. The change in net cash from financing activities in 2006 was due primarily to an increase in the issuance of common units ($0.9 million) and higher net borrowings ($51.0 million) partially offset by higher dividends ($1.7 million).

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of capital are our real estate operations and our unsecured credit facility. As of March 31, 2006, we had approximately $2.7 million of restricted cash and $321.8 million available for borrowing under our unsecured credit facility. We derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

Management’s Discussion and Analysis

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

During the remainder of 2006, we expect that we will have significant capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends on our common and preferred units and making distributions to third party unit holders in certain of our subsidiaries;

•	Approximately $85-100 million to invest in our existing portfolio of operating assets, including approximately $70-80 million of tenant-related capital requirements; and

•	Approximately $6-10 million to fund mezzanine loans we have committed to make in connection with two projects for which we are providing development management services.

•	Pre-development funding of projects for which construction may commence in late 2006 or early 2007 and possible acquisition of land sites suitable for development.

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

Management’s Discussion and Analysis

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

We manage our capital structure to reflect a flexible long-term investment approach, generally seeking to match the stable return nature of our assets with a mix of equity and various debt instruments. We expect that our capital structure will allow us to obtain additional capital from diverse sources that could include additional equity offerings of CarrAmerica’s common stock and/or preferred stock, public and private debt financings and possible asset dispositions. Our ability to raise funds through sales of debt and CarrAmerica’s issuance of equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions about CarrAmerica, our debt rating and the current trading price of CarrAmerica’s common stock. CarrAmerica will continue to analyze which source of capital is most advantageous at any particular point in time, but the capital markets may not consistently be available on terms that are attractive.

In December 2003, CarrAmerica’s Board of Directors approved a plan to restructure the manner in which CarrAmerica held its assets by converting to an UPREIT structure. To effect the UPREIT restructuring, we were formed and CarrAmerica contributed substantially all of its assets to us on June 30, 2004 in exchange for 100% of our units of common and preferred partnership interest. We assumed substantially all of CarrAmerica’s liabilities, including the assumption of the obligations under its unsecured credit facility and its senior unsecured notes. At March 31, 2006, CarrAmerica owned all of our outstanding units of partnership interest.

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

We are capitalized through the issuance of units. CarrAmerica serves as our sole general partner and currently owns the general partnership interest and substantially all of the common limited partnership interest. Its wholly owned subsidiary, CarrAmerica OP, LLC, a Delaware limited liability company, owns a nominal common limited partnership interest in us. Together, CarrAmerica and CarrAmerica OP, LLC owned all of our common units outstanding at March 31, 2006. In connection with the UPREIT conversion, we issued to CarrAmerica 8,050,000 Series E Cumulative Redeemable Preferred Partnership Units with terms that are substantially the same as the economic terms of CarrAmerica’s Series E preferred stock. These preferred units represented 100% of our outstanding preferred units at March 31, 2006.

We are managed by CarrAmerica as sole general partner. Even if we in the future admit additional limited partners, CarrAmerica, as the sole general partner, will generally have the exclusive power under the partnership agreement to manage and conduct our business, subject to certain limited approval and voting rights of the limited partners.

Real Estate Operations

After several years of adverse conditions in the commercial office real estate markets, vacancy rates peaked in the majority of our markets in 2003 and then began to improve. At the end of 2005, vacancy rates in all of our markets were declining due to continuing positive net absorption. As a result of improved office job growth, we believe leasing activity is up significantly, and we believe that market rental rates have stabilized in all of our markets and have improved in most of our markets, including Washington, D.C. and Southern California. We anticipate rental economics will continue to improve in the all of our markets in 2006.

As a result of the improving market conditions described above, our occupancy in our consolidated portfolio of operating properties increased to 90.5% at March 31, 2006 compared to 89.4% at December 31, 2005 and 88.6% at March 31, 2005. If demand continues to improve in the remainder of 2006, we expect our occupancy to improve further. Our occupancy improved in 2006 over 2005 due to improving rental markets. Our same store (properties we owned in both years) occupancy was 89.8% at March 31, 2006 compared to 87.7% at March 31, 2005.

Management’s Discussion and Analysis

Not withstanding the improving markets for office space and declining vacancy rates in most of our markets, rental rates on space that was re-leased in 2006 decreased an average of 5.0% as compared to rates under expiring leases. While we believe market rental rates have stabilized and are improving in many of our markets, rental rates for in-place leases in certain markets, particularly in our Northern California market, remain significantly above current market rental rates. We estimate that market rental rates on leased space expiring in the remainder of 2006 will be, on average, approximately 5-10% lower than straight-lined rents on expiring leases. We have 1.9 million square feet of space on which leases are currently scheduled to expire in 2006, including 0.7 million square feet of space in Northern California where we expect the largest roll-down of rents to occur on expiring leases.

We expect our cash flows from operations will continue at reduced levels in 2006 and tenant improvements and lease incentives are expected to remain at elevated levels as we fund the tenant allowances for two large leases totaling approximately 597,000 square feet and additional expenditures for leasing we expect to complete in 2006. In connection with the two large leases referred to above, we are committed to fund tenant allowances of approximately $11.3 million in remainder of 2006. As a result of these executed leases and other projected leasing, we expect that our year end 2006 occupancy will significantly increase from our 2005 year end occupancy of 89.4% and higher than our occupancy at March 31, 2006 of 90.5%. In order to achieve our projected increases in occupancy, we expect to incur significant tenant related costs in 2006. In total, we expect to incur $70-80 million of tenant related capital for the remainder of 2006 which is significantly higher than our historical average.

We are currently marketing or anticipate marketing several properties for sale. There can be no assurance any of these sales will be consummated. We plan to use any proceeds resulting from the sale of any property for the acquisition or development of other properties or for general corporate purposes, including ongoing tenant improvements and the funding of cash flow shortfalls in order to maintain and pay dividends on our common and preferred stock and distributions to third party unitholders in certain of our subsidiaries.

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

We have three investment grade ratings. As of March 31, 2006, Fitch Rating Services and Standard & Poors have each assigned their BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to our prospective cumulative preferred stock offerings. Moody’s Investor Service has assigned its Baa2 rating with a stable outlook to our prospective senior unsecured debt offerings and its Baa3 rating to our prospective cumulative preferred stock offerings. A downgrade in rating by any one of these rating agencies could result from, among other things, a change in our financial position or a downturn in general economic conditions. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing variable rate debt. However, as of March 31, 2006, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating.

Management’s Discussion and Analysis

Our total debt at March 31, 2006 is summarized as follows:

(In thousands)
Fixed rate mortgages	$250,937
Secured notes payable	2,999
Unsecured credit facility	164,000
Senior unsecured notes	1,525,000

1,942,936
Unamortized discount, swap termination and fair value adjustment, net	(13,041)

$1,929,895

Our fixed rate mortgage debt bore an effective weighted average interest rate of 7.95% at March 31, 2006 and had a weighted average maturity of 3.3 years. We repaid $1.2 million of fixed rate debt in the first three months of 2006. $164.0 million (8.5%) of our total debt at March 31, 2006 bore a LIBOR-based variable interest rate and $100.0 million (5.2%) of our debt was subject to variable interest rates through interest rate swap agreements. The interest rate on borrowings on our unsecured credit facility at March 31, 2006 was 5.50%.

Our primary external source of liquidity is our credit facility. On June 30, 2004, we entered into a new $500.0 million, three year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. The facility replaced and was used to repay all amounts outstanding under our previous unsecured senior credit facility. We may increase the facility to $700.0 million by our request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at our option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 5.50% as of March 31, 2006. As of March 31, 2006, $164.0 million was drawn on the credit facility, $14.2 million in letters of credit were outstanding, and we had $321.8 million available for borrowing.

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

As of March 31, 2006, we are in compliance with all of our debt covenants related to our unsecured line of credit, however, our ability to draw on our unsecured facility or incur other significant debt in the future could be restricted by the covenants. During 2006, we may approach the limit of our unencumbered leverage ratio which restricts unsecured debt outstanding to no more than 60% of unencumbered assets. As of March 31, 2006, our unencumbered leverage ratio was 57.8%. Our unencumbered leverage ratio is most significantly impacted by the performance of our operating properties and net borrowings required to fund capital expenditures and pay our dividend as a result of insufficient operating cash flow. Incurring additional unsecured debt to acquire additional unencumbered assets does not impact our unencumbered leverage ratio as significantly as incurring additional debt for other purposes. The tangible fair market value of our unencumbered properties is calculated by applying capitalization rates stipulated in our line of credit of 8.5% - 9.0% to current operating income. Therefore, our unencumbered leverage ratio could increase if the operating income of our unencumbered properties decreases. Additionally, the ratio will increase as we acquire properties which have operating income which is lower than 8.5% - 9.0% of the amount invested. If our unencumbered leverage ratio increases and surpasses 60%, it could impact our business and operations, including our ability to incur additional unsecured debt, draw on our unsecured line of credit, which is our primary source of short term liquidity, acquire leveraged properties or invest in properties through joint ventures. We expect to terminate and repay this credit facility at the time of the consummation of the proposed merger discussed previously in this Management’s Discussion and Analysis.

Management’s Discussion and Analysis

We have senior unsecured notes outstanding at March 31, 2006 as follows:

(In thousands)	Note Principal	Unamortized Discount	Swap Settlement/ Fair Value Adjustment	Total
7.375% notes due in 2007	$125,000	$(180)	$—	$124,820
5.261% notes due in 2007	50,000	(50)	—	49,950
5.25% notes due in 2007 (1)	175,000	(450)	(1,284)	173,266
3.625% notes due in 2009	225,000	(459)	(5,321)	219,220
6.875% notes due in 2008	100,000	(791)	—	99,209
5.125% notes due in 2011	200,000	(487)	—	199,513
7.125% notes due in 2012	400,000	(3,186)	—	396,814
5.500% notes due in 2010	250,000	(833)	—	249,167

	$1,525,000	$(6,436)	$(6,605)	$1,511,959

(1)	Swap settlement amount is being amortized to interest expense over the remaining life of the notes.

All of the notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries.

Our senior unsecured notes also contain covenants with which we must comply. These include:

•	Limits on our total indebtedness on a consolidated basis;

•	Limits on our secured indebtedness on a consolidated basis;

•	Limits on our required debt service payments; and

•	Compliance with the financial covenants of our credit facility.

We were in compliance with our senior unsecured notes covenants as of March 31, 2006.

In connection with the proposed merger, we and CarrAmerica have agreed to use our commercially reasonable efforts to commence offers to purchase and related consent solicitations relating to all of the aggregate principal amount of the senior unsecured notes that we have outstanding, on the terms and subject to the conditions set forth in the related tender offer documentation that will be distributed to the holders of such notes. In connection with the offers to purchase the senior unsecured notes, we will seek the consents of the holders of the senior unsecured notes to amend the indentures governing the senior unsecured notes to eliminate substantially all of the restrictive covenants contained in such senior unsecured notes and the indentures, eliminate certain events of default, modify covenants regarding mergers, and modify or eliminate certain other provisions contained in the indentures and the senior unsecured notes. Assuming the requisite consents are received from the holders of the senior unsecured notes to amend the indentures and the senior unsecured notes, the amendments will become operative concurrently with the Company Merger effective time, so long as all validly tendered notes are accepted for purchase pursuant to the offers to purchase upon the completion of the Mergers, whereupon the amendments will apply to all such senior unsecured notes remaining outstanding following completion of the applicable offers to purchase. The proposed terms of the amended senior unsecured notes and indentures will be described in the tender offer documents. Assuming that all of the conditions to the tender offers and consent solicitations are satisfied or waived, concurrently with the Company Merger effective time, senior unsecured notes validly tendered in the tender offers will be accepted for payment. In the event the requisite consents have not been validly delivered (without having been properly withdrawn) with respect to any series of senior unsecured notes, we and CarrAmerica may issue an irrevocable notice of optional redemption for all of the then outstanding senior unsecured notes of such series in accordance with the terms of the applicable indenture governing such series, which would provide for the satisfaction and discharge of such senior unsecured notes and such indenture.

Derivative Financial Instruments

On November 20, 2002, in conjunction with the issuance of $175.0 million of our 5.25% senior unsecured notes, we entered into interest rate swap agreements with JPMorgan Chase Bank, Bank of America, N.A. and Goldman, Sachs & Co. Under the terms of these agreements, we received interest at a fixed rate of 5.25% and paid interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps matured at the same time the notes were due. The swaps qualified as fair value hedges for accounting purposes. We recognized an increase in interest expense for the first quarter of 2005 of approximately $14,000 related to the swaps. On April 18, 2005, we terminated these swap agreements by paying approximately $2.0 million. This payment is being amortized to interest expense over the remaining term of the senior unsecured notes which mature November 2007. The effective rate of interest on the notes giving effect to the swap termination is 5.69%.

Management’s Discussion and Analysis

On March 18, 2004, in conjunction with the issuance of $225.0 million of 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. We receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of March 31, 2006, the fair value of the interest rate swaps were payables of approximately $(5.3) million. We recognized an increase in interest expense of $0.5 million and $0.1 million in the first quarter of 2006 and 2005, respectively, related to the swaps. As of March 31, 2006, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 5.76%.

On August 10, 2004, we entered into interest rate lock agreements with a notional amount of $150.0 million with JP Morgan Chase, Goldman Sachs & Co. and Morgan Stanley in anticipation of our $200.0 million senior unsecured bond offering. We settled the interest rate locks on August 20, 2004 and paid $0.6 million to the counterparties. The interest rate locks qualified as cash flow hedges and accordingly, the settlement is being amortized to interest expense over the life of our senior unsecured notes due in 2011. During the first quarter of 2006 and 2005, the impact of the interest rate locks on interest expense was not material.

In January 2005, we purchased an interest rate cap with a notional amount of $200.0 million and LIBOR capped at 7.5% which expired in February 2006.

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

On August 5, 2005, we issued 2,649,000 common units to CarrAmerica in conjunction with its issuance of the same number of shares of common stock. CarrAmerica paid us the net proceeds of its common stock offering of approximately $99.5 million. We used the proceeds to repay a portion of the borrowings under our $500.0 million revolving credit facility and in turn fund current and potential acquisitions and other working capital and general corporate purposes, including the funding of distributions on our common and preferred units and making distributions to third party unitholders in certain of our subsidiaries. Under the Merger Agreement previously mentioned, CarrAmerica is not permitted to repurchase any of its common stock, preferred stock or debt securities without the prior consent of Nantucket Parent.

Our distributions to partners are based on available cash and are made at the sole discretion of CarrAmerica. It is anticipated that our distributions to CarrAmerica, as our general partner, will be at least sufficient for it to pay dividends on its common stock at a level that will enable it to maintain its REIT status and avoid any income or excise tax liability. CarrAmerica pays dividends quarterly from distributions by us. The maintenance of these dividends is subject to various factors, including the discretion of CarrAmerica’s Board of Directors, CarrAmerica’s ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of CarrAmerica’s taxable income to be distributed to stockholders. The table below details CarrAmerica’s dividend and distribution payments for the three months ended March 31, 2006 and 2005.

(In thousands)	2006	2005
Preferred stock dividends	$3,774	$3,774
Unit distributions	2,625	2,731
Common stock dividends	29,440	27,587

	$35,839	$34,092

Outstanding as of March 31
Common shares	59,039	55,195
Minority units	5,106	5,204

Cash flows from operations is an important factor in CarrAmerica’s ability to sustain its common stock dividend at its current rate. We anticipate that our cash flow from operations will be adversely affected in 2006 due to declining rental rates in certain of our markets with expiring leases, particularly in Northern California, rent abatement features in many of the new leases at our properties and, most significantly, our estimated tenant-related and other capital expenditures associated with new leases. We anticipate that, in order to maintain our expected quarterly distribution, we will be required

Management’s Discussion and Analysis

to fund a shortfall of cash from operations of approximately $65 to $75 million for the remainder of 2006. In order to satisfy this shortfall, we currently expect to be required to borrow under our line of credit and/or dispose of properties we otherwise would choose not to sell. In addition, our ability to borrow under our line of credit to fund these anticipated levels of tenant and other capital expenditures and to pay our expected dividend may be limited by the terms of our debt covenants.

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

Capital Commitments

We will require capital for development projects currently underway and in the future. As of March 31, 2006, we had under development approximately 119,000 rentable square feet of office space in two wholly owned projects. The projects are expected to cost approximately $26.3 million. As of March 31, 2006, approximately $5.7 million, or 21.5% of total project costs had been expended. As of March 31, 2006, we had under development approximately 154,000 rentable square feet of office space in a joint venture project in which we own a minority interest. The joint venture project is expected to cost approximately $25.1 million, of which our total investment is expected to be approximately $5.0 million. As of March 31, 2006, approximately $12.1 million, or 48.2%, of total joint venture project costs had been expended. We have financed our investment in both the wholly owned and joint venture projects under construction at March 31, 2006 primarily from borrowings under our credit facility. We expect that our credit facility and project-specific financing of selected assets will provide the additional funds required to complete existing development projects and to finance the costs of additional projects we may undertake.

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

In the first quarter of 2006, we contributed $13.2 million to a joint venture in which we own 35% interest in order for the venture to retire its mortgage debt. In addition to making investments in these ventures, we provide construction management, leasing and property management, development and architectural and other services to them. We earned fees for these services of $2.2 million and $2.0 million in the first three months of 2006 and 2005, respectively. Accounts receivable from joint ventures and other affiliates were $1.1 million at March 31, 2006 and $4.1 million at March 31, 2005.

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

During 2003, we provided mezzanine loans and guaranties to entities for development management projects. The purpose of these entities is to build and own office buildings in Washington, D.C. Our maximum exposure to loss as of March 31, 2006 is $79.6 million, the sum of our notes receivable ($35.0 million) and the maximum exposure under the guaranties ($44.6 million).

In December 2004, we provided mezzanine financing to a third-party joint venture. This joint venture owns property in Texas. Our maximum exposure to loss as of March 31, 2006 is $13.8 million, the balance of our subordinated note receivable. This note was paid in full on April 7, 2006 when we and JP Morgan formed a joint venture and purchased one of the properties securing the note.

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

Guarantee Obligations

Our obligations under guarantee agreements at March 31, 2006 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	Atlantic Building	Mar-07	25,000,000	160,000
Completion[2]	Atlantic Building	Mar-07	20,284,097	250,000
Completion[3]	Shakespeare Theatre	Dec-06	12,792,436	725,000
Loan[4]	10UCP	Nov-06	1,015,000	—
Loan[5]	Square 320	Jul-06	19,570,000	165,000

1.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. The third party owns 100% of the property owning entity. We have a security interest in the property owning entity. In the event of default, we can exercise our rights under the loan documents to foreclose on the membership interests of the property owning entity and sell such membership interest to mitigate our exposure under the guarantees.
2.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
3.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender and/or owners. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
4.	Lease-up guarantee to a lender. Funds related to this guarantee are being held in escrow by a joint venture in which we own a minority interest.
5.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. The third party owns 100% of the property owning entity. We have a security interest in the property owning entity. In the event of default, we can exercise our rights under the loan documents to foreclose on the membership interests of the property owning entity and sell such membership interest to mitigate our exposure under the guarantees.

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the periods presented:

	For the three months ended March 31,
(In thousands)	2006	2005
Net income	$17,488	$95,042
Adjustments
Minority interest	3,019	1,791
FFO allocable to Unitholders	(3,194)	(3,357)
Depreciation and amortization	40,560	36,728
Minority interests' (non-Unitholders share of depreciation, amortization and net income)	(285)	(285)
Gain on sale of properties	(17,584)	(88,094)

FFO as defined by NAREIT[1]	$40,004	$41,825

[1]	FFO as defined by NAREIT includes impairment losses on real estate.

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our annual report on Form 10-K for the year ended December 31, 2005. Such factors include, among others:

•	The satisfaction of the conditions to consummate the proposed mergers with affiliates of The Blackstone Group, including, among other things:

•	The receipt of the required approval of CarrAmerica’s common stockholders;

Management’s Discussion and Analysis

•	The actual terms of certain financings that will be obtained for the proposed mergers;

•	The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; and

•	The outcome of the legal proceedings that have been instituted against us following the announcement of the proposed mergers;

•	The failure of the proposed mergers to close for any other reason;

•	The amount of the costs, fees, expenses and charges related to the proposed mergers; and

•	The substantial indebtedness following the consummation of the proposed mergers;

•	National and local economic, business and real estate conditions that will, among other things, affect:

•	Demand for office space,

•	The extent, strength and duration of any economic recovery, including the effect on demand for office space and the creation, cost and timing of new office development,

•	Availability and creditworthiness of tenants,

•	The level of lease rents, and

•	The availability of financing for both tenants and us;

•	Adverse changes in the real estate markets, including, among other things:

•	The extent of tenant bankruptcies, financial difficulties and defaults,

•	The extent of future demand for office space in our core markets and barriers to entry into markets which we may seek to enter in the future,

•	The extent of the decreases in rental rates,

•	Our ability to identify and consummate attractive acquisitions on favorable terms,

•	Our ability to successfully complete and lease development projects on time and within budget,

•	Our ability to consummate any planned dispositions in a timely manner on acceptable terms, and

•	Changes in operating costs, including real estate taxes, utilities, insurance and security costs;

•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;

•	Ability to obtain insurance at a reasonable cost;

•	CarrAmerica’s ability to maintain its status as a REIT for federal and state income tax purposes;

•	Ability to raise capital;

•	Effect of any terrorist activity or other heightened geopolitical risks;

•	Governmental actions and initiatives; and

•	Environmental/safety requirements.

For further discussion of these and other factors that could impact our future results, performance, achievements or transactions, see the documents we file from time to time with the Securities and Exchange Commission, and in particular, the section titled “The Company – Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in the section entitled “Risk Factors,” contained elsewhere in this report.

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

On November 20, 2002, in conjunction with the issuance of $175.0 million of our 5.25% senior unsecured notes, we entered into interest rate swap agreements with JPMorgan Chase Bank, Bank of America, N.A. and Goldman, Sachs & Co. Under the terms of these agreements, we received interest at a fixed rate of 5.25% and paid interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps matured at the same time the notes were due. The swaps qualified as fair value hedges for accounting purposes. We recognized an increase in interest expense for the first quarter of 2005 of approximately $14,000 related to the swaps. On April 18, 2005, we terminated these swap agreements by paying approximately $2.0 million. This payment is being amortized to interest expense over the remaining term of the senior unsecured notes which mature November 2007. The effective rate of interest on the notes giving effect to the swap termination is 5.69%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. We receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of March 31, 2006, the fair value of the interest rate swaps were payables of approximately $(5.3) million. We recognized an increase in interest expense of $0.5 million and $0.1 million in the first quarter of 2006 and 2005, respectively, related to the swaps. As of March 31, 2006, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 5.76%.

On August 10, 2004, we entered into interest rate lock agreements with a notional amount of $150.0 million with JP Morgan Chase, Goldman Sachs & Co. and Morgan Stanley in anticipation of our $200.0 million senior unsecured bond offering. We settled the interest rate locks on August 20, 2004 and paid $0.6 million to the counterparties. The interest rate locks qualified as cash flow hedges and accordingly, the settlement is being amortized to interest expense over the life of our senior unsecured notes due in 2011. During the first quarter of 2006 and 2005, the impact of the interest rate locks on interest expense was not material.

In January 2005, we purchased an interest rate cap with a notional amount of $200.0 million and LIBOR capped at 7.5% which expired in February 2006.

Our unsecured line of credit carries an interest rate of 30-day LIBOR plus 0.65%. This exposes us to the risk of higher interest costs if 30-day LIBOR should increase above its current low levels. A 10% increase in the current interest rate would have increased interest expense on the line of credit approximately $0.2 million for the first three months of 2006.

If the market rates of interest on our interest rate swap agreements increase by 10% (or approximately 58 basis points), our interest expense would have increased by approximately $0.1 million in the first quarter of 2006.

Any other significant changes in our market risk that have occurred since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 are summarized in the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained elsewhere in this report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation was performed under the supervision and with the participation of our management, including our General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2006 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

On March 9, 2006, a purported stockholder class action lawsuit related to the Merger Agreement was filed in the Superior Court of the District of Columbia, Doris Staer v. CarrAmerica Realty Corporation, et al. (Case No. 06-0001918), naming us and each of our directors as defendants. On March 10, 2006, another purported stockholder class action lawsuit was filed in the Circuit Court for Baltimore City, William Reichart v. CarrAmerica Realty Corporation, et al. (Case No. 24-C-06-002569), naming us and each of our directors as defendants. Both lawsuits allege, among other things, that our directors violated their fiduciary duties to our stockholders in approving the merger.

Both lawsuits seek class action status and injunctive relief against completion of the merger and the related transactions. Additionally, among other things, the District of Columbia lawsuit seeks disgorgement of any benefits improperly received and the Maryland lawsuit asks for unspecified monetary damages. We believe that these lawsuits are without merit and intend to vigorously defend the actions.

We are party from time to time to a variety of other legal proceedings which are of a routine nature and incidental to our business. All of these other matters, taken together, are not expected to have a material adverse impact on us.

Item 1A. Risk Factors

The discussion of our results of operations and financial condition should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”), which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition to the risks identified in our 2005 10-K, we are also subject to the following additional risks:

Risks Related to Our Proposed Merger

On March 5, 2006, we and CarrAmerica, along with our subsidiaries CAR and CRH, entered into a definitive Merger Agreement pursuant to which we have agreed, subject to the approval of CarrAmerica’s common shareholders, CarrAmerica will merge with and into an affiliate of Blackstone and two other Blackstone affiliates will merge with and into CAR and CRH, respectively. A preliminary proxy statement in connection with this special meeting of stockholders was filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2006 and may be obtained by visiting the SEC’s website at www.sec.gov. The proxy statement contains important information about CarrAmerica, us, the Buyer Parties, the proposed merger and other related matters, and the discussions below contain only limited information about the Mergers. As a result, you are encouraged to read the proxy statement in its entirety for additional information about the proposed merger.

In connection with the proposed merger, CarrAmerica and its subsidiaries (including us) are subject to certain risks including, but not limited to, those set forth below.

If CarrAmerica is unable to consummate the proposed merger, our business, financial condition, operating results and stock price could suffer.

The completion of the proposed merger is subject to the satisfaction of numerous closing conditions, including the approval of the Company Merger by CarrAmerica’s common stockholders. In addition, the occurrence of certain material events, changes or other circumstances could give rise to the termination of the Merger Agreement. Further, to date, two separate lawsuits have been filed seeking class action status and seeking to enjoin the Company Merger, and additional legal proceedings may be instituted against CarrAmerica and/or us seeking to prevent the merger from being completed. As a result, no assurances can be given that the merger will be consummated. If CarrAmerica’s common stockholders choose not to approve the proposed Company Merger, CarrAmerica otherwise fails to satisfy, or obtain a waiver of the satisfaction of, the closing conditions to the transaction and the merger is not consummated, a material event, change or circumstance has occurred that results in the termination of the Merger Agreement, or any legal proceeding results in enjoining the Company Merger, we could be subject to various adverse consequences, including, but not limited to, the following:

•	we would remain liable for significant costs relating to the proposed merger, including, among others, legal, accounting, financial advisory and financial printing expenses;

•	we may face various disruptions to the operation of our business as a result of the substantial time and effort invested by CarrAmerica’s management in connection with the merger;

•	the decision to enter into the proposed merger may cause substantial harm to relationships with CarrAmerica’s employees and/or may divert employee attention away from day-to-day operations of our business;

•	an announcement that CarrAmerica has abandoned the proposed merger could trigger a decline in its stock price to the extent that the stock price reflects a market assumption that it will complete the merger;

•	our inability to solicit competing acquisition proposals and the possibility that we could be required to pay a termination fee of $85 million plus expense reimbursements of up to $7.5 million if the Merger Agreement is terminated under certain circumstances; and

•	we may forego alternative business opportunities or fail to respond effectively to competitive pressures.

Certain restrictive pre-closing covenants in the Merger Agreement may negatively affect our business, financial condition, operating results and cash flows.

Pending completion of the proposed merger, CarrAmerica and we have agreed to conduct our respective business in the ordinary course and consistent with past practices. CarrAmerica also has agreed, subject to certain exceptions, not to, among other things:

•	declare, set aside, make or pay dividends or other distributions, other than (a) dividends paid by our wholly owned subsidiaries, (b) the quarterly dividend payment on CarrAmerica’s common stock for the quarter ended March 31, 2006 (not to exceed $0.50 per share), (c) our corresponding quarterly distribution and the corresponding quarterly dividend for certain of our subsidiaries, and (d) cash dividends on CarrAmerica’s Series E preferred stock;

•	acquire (by merger, consolidation, acquisition of equity interest or assets, or any other business combination) any corporation, partnership, limited liability company, joint venture or other business organization and any property (other than real property) or asset for consideration in excess of $200,000, or, subject to the consent of the purchaser, acquire, or enter into any option, commitment or agreement to acquire, any real property or commence any development activity on any of our, our subsidiaries’ or our joint ventures’ properties;

•	incur any indebtedness or issue any debt securities or assume, guarantee or endorse, or otherwise as an accommodation become responsible for, the obligations of any person (other than a subsidiary) for indebtedness;

•	modify, amend or terminate any material contract or enter into any new material contract or any non-compete contract;

•	repurchase, repay or prepay any of our indebtedness, or pay, discharge or satisfy any material claims, liabilities or obligations;

•	enter into a new lease or terminate, materially modify or amend any lease that relates to in excess of 25,000 square feet or net rentable area at any of our, our subsidiaries’ and our joint ventures’ properties, or enter into, terminate or materially modify or amend any ground lease;

•	make any loans, advances or capital contributions to, or investments in, any person (other than our subsidiaries, joint ventures or as required by any material contract in effect as of March 5, 2006), or authorize or enter into any commitment for any new material capital expenditure other than certain permitted expenditures;

•	waive, release, assign, settle or compromise any material legal actions or material liabilities or certain securities-related legal actions;

•	sell or otherwise dispose of, or subject to any encumbrance, any of our, our subsidiaries’ or our joint ventures’ properties or other material assets other than pending sales pursuant to definitive agreements executed prior to March 5, 2006; and

•	announce an intention, enter into an agreement or otherwise make a commitment to do any of the foregoing.

These restrictions could alter the manner in which we have customarily conducted our business and therefore significantly disrupt the operation of our business, and could have a material adverse effect on our business, financial condition, cash flows and operating results.

Pending consummation of the proposed merger, existing or prospective tenants, vendors and other parties may delay or defer decisions concerning their business transactions or relationships with us, which may harm our results of operations going forward if the merger is not consummated.

Because the merger is subject to several closing conditions, including the approval of the Company Merger by CarrAmerica’s stockholders, uncertainty exists regarding the completion of the merger. This uncertainty may cause existing or prospective tenants, vendors and other parties to delay or defer decisions concerning their business transactions or relationships with our company, which could negatively affect our business and results of operations.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of March 5, 2006, by and among CarrAmerica Realty Corporation, CarrAmerica Realty Operating Partnership, L.P., Carr Realty Holdings, L.P., CarrAmerica Realty, L.P., Nantucket Parent LLC, Nantucket Acquisition Inc., Nantucket CRH Acquisition L.P., and Nantucket CAR Acquisition L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006)

10.1	Guidelines of Named Executive Officer Compensation Program adopted by the Executive Compensation Committee of the Registrant on January 27, 2005 (incorporated by reference to Exhibit 10.1 to the CarrAmerica’s Current Report on Form 8-K filed on February 2, 2005)

10.2	CarrAmerica Realty Corporation Change in Control Severance Pay Plan dated March 5, 2006 (incorporated by reference to Exhibit 10.2 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10.3	Amendment to Change in Control Agreement by and between CarrAmerica Realty Corporation and Philip L. Hawkins, dated March 5, 2006 (incorporated by reference to Exhibit 10.3 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10.4	Amendment to Change in Control Agreement by and between CarrAmerica Realty Corporation and Thomas A. Carr, dated March 5, 2006 (incorporated by reference to Exhibit 10.4 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10.5	Amendment to Change in Control Agreement by and between CarrAmerica Realty Corporation and Karen B. Dorigan, dated March 5, 2006 (incorporated by reference to Exhibit 10.5 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10.6	Amendment to Change in Control Agreement by and between CarrAmerica Realty Corporation and Stephen E. Riffee, dated March 5, 2006 (incorporated by reference to Exhibit 10.6 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10.7	Amendment to Change in Control Agreement by and between CarrAmerica Realty Corporation and Linda Madrid, dated March 5, 2006 (incorporated by reference to Exhibit 10.7 to CarrAmerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

31.1	Section 302 Certification from Mr. Thomas A. Carr, dated May 5, 2006*

31.2	Section 302 Certification from Mr. Stephen E. Riffee, dated May 5, 2006*

32.1	Section 906 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated May 5, 2006*

*	filed herewith

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

Date: May 5, 2006